Form 10QSB
period 2006-03-31
Shadow Marketing Inc.
filed 2006-06-27
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended March 31, 2006.

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______________ to ________________

            Commission File Number   333-131168



                               SHADOW MARKETING INC.
           -----------------------------------------------------------

	(Exact name of small Business Issuer as specified in its charter)


            Nevada                                    Pending
_______________________________            ________________________________

(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

1823 West 7th Avenue, Suite 210
Vancouver, British Columbia, Canada		      V6J 5K5
----------------------------------------      --------------------
(Address of principal executive offices)      (Postal or Zip Code)


Issuer's telephone number, including area code:   604-805-6340


					None

		(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    Yes  [   ]   No  [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [   ]   No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,445,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF JUNE 26, 2006.

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT  STAGE COMPANY)


                              FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                  (UNAUDITED)
                                 JUNE 30, 2005



















BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS



-------------------------------------------------------------------------------

                                                       MARCH 31,      JUNE 30,
                                                         2006           2005
                                                      (UNAUDITED)     (AUDITED)
ASSETS

CURRENT
Cash and cash equivalents                         $      4,964    $   12,521
-------------------------------------------------------------------------------


LIABILITIES

CURRENT
Accounts payable and accrued liabilities          $      6,583    $    5,000
                                                     --------------------------


STOCKHOLDERS' EQUITY(DEFICIT)

Common Stock (Note 3)
Authorized:
75,000,000 common shares
 with a par value of $0.001

Issued and Outstanding:
7,445,000 common shares (June 30, 2005:7,445,000)        7,445         7,445
Additional paid-in capital                              17,055        17,055
Deficit accumulated
during the development  stage                          (26,119)       (16,979)
                                                     --------------------------
                                                        (1,619)        7,521
                                                     --------------------------

                                                  $      4,964    $   12,521
-------------------------------------------------------------------------------








   The accompanying notes are an integral part of these financial statements

                            SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                             THREE MONTH       THREE MONTH       NINE MONTH        NINE MONTH                 PERIOD FROM
                               PERIOD            PERIOD            PERIOD            PERIOD               SEPTEMBER 19, 2003
                                ENDED             ENDED            ENDED             ENDED                  (INCEPTION)  TO
                              MARCH 31,         MARCH 31,        MARCH 31,         MARCH 31,                   MARCH 31,
                                2006              2005              2006              2005                       2006


REVENUE                 $            -     $            -  $           576    $           -           $            576


EXPENSES
Magazine publishing               6,811                 -            7,730                                      19,605
costs (Note 4)                                                                            -
Office and sundry                   419                16              486               68                        590
Professional fees                 1,500                 -            1,500                -                      6,507

                                  8,730                16            9,716               68                     26,695

NET LOSS                          8,730                16  $         9,140    $          68           $         26,119


BASIC LOSS              $          0.00   $          0.00  $          0.00    $        0.00
PER SHARE


WEIGHTED AVERAGE              7,445,000         6,611,111	 7,445,000 	  2,996,296
NUMBER OF SHARES
OUTSTANDING














   The accompanying notes are an integral part of these financial statements

                             SHADOW MARKETING INC.
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                                                        PERIOD FROM
                                                                THREE          THREE          NINE          NINE         SEPTEMBER
                                                                MONTH          MONTH          MONTH         MONTH        19, 2003
                                                                PERIOD         PERIOD        PERIOD        PERIOD       (INCEPTION)
                                                                ENDED          ENDED          ENDED         ENDED           TO
                                                              MARCH 31,      MARCH 31,      MARCH 31,     MARCH 31,      MARCH 31,
                                                                 2006           2005          2006          2005           2006


CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss                                                  $      (8,730) $         (16) $    (9,140)  $        (68) $      (26,119)
Change in non-cash working capital balance related to                                -
operations:
Accounts payable and accrued  liabilities                                            -
                                                                   5,592                      1,583              -           6,583
                                                                                     -       (7,557)           (68)        (19,536)
                                                                  (3,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital stock issued                                                  -              -         -            20,000          24,500

INCREASE
(DECREASE) IN CASH                                               (3,138)           (16)      (7,557)        19,932           4,964

CASH, BEGINNING                                                   8,102              -       12,521            (12)              -

CASH, ENDING                                              $       4,964  $         (16) $     4,964   $     19,920 $         4,964


SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for:
Interest                                                  $          -   $           -  $      -      $         -   $            -
Income taxes                                              $          -   $           -  $      -      $         -   $            -






   The accompanying notes are an integral part of these financial statements

                            SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY

          PERIOD FROM SEPTEMBER 19, 2003 (INCEPTION) TO MARCH 31, 2006





                                                                  		   	  DEFICIT
											ACCUMULATED
                                   				   ADDITIONAL		DURING THE
                                            COMMON SHARES           PAID-IN             DEVELOPMENT
                                        NUMBER       PAR VALUE      CAPITAL               STAGE               TOTAL

Balance, September 19, 2003                    -     $   -         $    -            $      -               $       -
(Date of Inception)
Net loss                                       -         -              -                 (12)                    (12)
Balance, June 30, 2004                         -         -              -                 (12)                    (12)

Shares issued for cash
 - at $0.001                           6,000,000     6,000              -                   -                   6,000
 - at $0.01                            1,400,000     1,400         12,600                   -                  14,000
 - at $0.10                               45,000        45          4,455                   -                   4,500
Net loss                                       -         -              -             (16,967)                (16,967)
Balance, June 30, 2005 (AUDITED)       7,445,000     7,445         17,055             (16,979)                  7,521

Net loss                                       -         -              -              (9,140)                 (9,140)
Balance, March 31, 2006 (UNAUDITED)  $ 7,445,000     7,445 	$  17,055           $ (26,119)             $   (1,619)




   The accompanying notes are an integral part of these financial statements

                            SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                  (UNAUDITED)



1. NATURE AND CONTINUANCE OF OPERATIONS

   The Company was incorporated in the State of Nevada on September 19, 2003. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. During the year ended June 30, 2005, the Company started to publish a magazine, "Up & Over". The first edition was distributed to potential outlets without charge and it has not yet been determined whether a market exists for the magazine. The recoverability of publication expenditures will be dependent upon the existence of a sustainable market for the magazine and the ability of the Company to obtain necessary financing to satisfy future publication expenditures.

   GOING CONCERN

   These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $26,119 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement of its common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) Basis of Presentation

      The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are expressed in U.S. dollars. The Company's fiscal year end is June 30.

   b) Cash and Cash Equivalents

      The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                  (UNAUDITED)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   c) Magazine Publication Costs

      Magazine publication costs are expensed as incurred.

   d) Use of Estimates and Assumptions

      The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   e) Foreign Currency Translation

      The Company's functional currency is the Canadian dollar and its reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation are included in comprehensive income, as a separate component of stock holders' equity. Foreign currency transaction gain or losses are included in net loss. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

   f) Financial Instruments

      The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to market risks from changes in foreign currency rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (UNAUDITED)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


   g) Income Taxes

      Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

   h) Basic and Diluted Net Loss Per Share

      The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (UNAUDITED)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   i) Stock Based Compensation

      In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended December 31, 2003.

      The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

      Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option vesting period.

   j) Comprehensive Loss

      SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                  (UNAUDITED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recent Accounting Pronouncements

   k) In May 2005, the FASB issued SFAS No. 154, Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

   l) In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

                         SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                  (UNAUDITED)



3. COMMON STOCK

   The total number of authorized common stock that may be issued by the Company is 75,000,000 shares of stock with a par value of $0.001 per share.

   No shares were issued during the period September 19, 2003 (date of inception) to June 30, 2004.During the year ended June 30, 2005 the Company issued 7,445,000 shares for total cash proceeds of $24,500.

   At March 31, 2006, there were no outstanding stock options or warrants.

4.  MAGAZINE TITLE

   During the year ended June 30, 2005, the Company started to publish a magazine, "Up & Over". The first edition was distributed to potential outlets without charge in order to develop a market for subsequent editions. Publications expenses incurred of $11,875, relating to the first edition, were expensed during the year ended June 30, 2005. During the nine month period ended March 31, 2006 the Company expensed $7,730 of publication expenses relating to the second edition of its magazine.

5. INCOME TAXES

   The components of the net deferred tax asset at March 31 ,2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

 Net operating loss     $    9,140
 Statutory tax rate          35%
 Effective tax rate            -

 Deferred tax asset     $    3,199
 Valuation allowance    $   (3,199)
                       -------------

 Net deferred tax asset $      -
                       -------------

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

OVERVIEW

We were incorporated pursuant to the laws of Nevada on September 19, 2003. During the year ended June 30, 2005, we published the first issue of our magazine, "Up & Over". The first edition was distributed to retailers without charge and it has not yet been determined whether a market exists for the magazine.

CASH REQUIREMENTS

Our plan of operation for the twelve months following the date of this prospectus is to publish an additional four issues of Up & Over Magazine. We anticipate that the average cost to publish each issue of Up & Over Magazine will continue to be $15,000. We anticipate publishing these in the fall and winter of 2006, as well as spring and summer of 2007. Total costs for the four issues to be published within the next year are expected to be $60,000.

As well, we anticipate spending an additional $15,000 on administrative costs such as accounting and auditing fees, legal fees and fees incurred in our compliance with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $75,000.

SOURCES AND USES OF CASH

At March 31, 2006, our current assets consisted of $4,964 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately four months, until the production of our next issue of Up & Over Magazine commences.

Accordingly, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although future arrangement for additional loans have been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

EVENTS, TRENDS AND UNCERTAINTIES

The continuing development of our business will depend upon our ability to
attract subjects for our magazine articles, as well as advertisers.    Future
advertising may be affected by events and trends such as general economic conditions, alternative means of advertising and the circulation of our magazine.

In order to increase our revenue in the future, we will have to increase our advertising rates and eventually charge a cover price for our magazine once we establish a market for it. In order to justify higher rates, we will need to increase our magazine circulation by reaching agreements with magazine distributors. We have not entered into any distribution agreements to date and cannot be assured that we will be able to do so.

RESULTS OF OPERATIONS

We did not earn any revenues during the nine-month period ended March 31, 2006. We incurred operating expenses in the amount of $9,140 for the period. These operating expenses were comprised of magazine publication costs of $7,730, professional fees of $1,500 and office and sundry expenses of $486.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. This evaluation was conducted by Greg Fedun, our chief executive officer and Christopher Paterson, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, Greg Fedun, our chief executive officer and Christopher, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 26, 2006


Shadow Marketing Inc.


/s/ Greg Fedun
------------------------------
Greg Fedun, President