Form 10KSB
period 2006-06-30
Shadow Marketing Inc.
filed 2006-10-16
CIK 1343750

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  D.C. 20549

                                      FORM  10-KSB

         [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended June 30, 2006

         [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                              SECURITIES  EXCHANGE ACT OF 1934

     For the transition period from  _________________  to __________________

                            Commission  file  number: 333-131168


                                    SHADOW MARKETING INC.
                        (Name of small business issuer in its charter)




	Nevada						Applied For
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               1823 W. 7th Avenue, Suite. 210
                                     Vancouver.  B.C.,
				      Canada V6J 5K5
                          (Address  of  principal executive offices)


			              (604) 805-6340
                            	 Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

	Title of each class				Name of each exchange on which
	to be so registered				each class is to be registered

		None 						    None

Securities to be registered pursuant to Section 12(g) of the Act:



Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                 Yes X    	No      _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

		Yes X 		No _____

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  _  X__   No      _

State issuer's revenues for its most recent fiscal year:    Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$344,500 as at October 13, 2006 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 	7,445,000 shares of common stock as at October 13, 2006

                                 TABLE OF CONTENTS

                                                                           PAGE

ITEM 1:  DESCRIPTION OF BUSINESS..............................................4

ITEM 2:  DESCRIPTION OF PROPERTY..............................................7

ITEM 3:  LEGAL PROCEEDINGS....................................................7

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............8

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............8

ITEM 7:  FINANCIAL STATEMENTS.................................................9

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES........................................................19

ITEM 8A:  CONTROLS AND PROCEDURES............................................19

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS........21

ITEM 10:  EXECUTIVE COMPENSATION.............................................21

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....21

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................22

ITEM 13:  EXHIBITS AND REPORTS...............................................22

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND
SERVICES.....................................................................22

PART I


ITEM 1:  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We were incorporated pursuant to the laws of Nevada on September 19, 2003.

We are involved in the publication of "Up & Over" Magazine. Up & Over Magazine contains articles focusing on purchase, training and care of sports horses. It includes training tips, riding techniques, health concerns and horses for sale. The information that we publish in these articles is of general interest to horse enthusiasts.

The articles in our first issue featured horses for sale, a study of the inflammatory process and the benefits of alternative therapies, the value of a prep-purchase examination, Alberta Warmbloods, riding the uphill horse and setting up a website for your horse business.

We intend to publish three or four issues of Up & Over Magazine each year. To date, we have published one issue of our magazine that was distributed in the fall of 2005. Our first issue of Up & Over Magazine contained approximately 30 pages, approximately 25 of which constituted articles and approximately five of which were advertising. We printed 10,000 copies of our first issue of Up & Over Magazine and intend to print at least 10,000 copies of each successive issue. We anticipate that the next issue of Up & Over Magazine will be published in the winter of 2006/2007.

ADVERTISING REVENUE

Our magazine sells and carries conventional advertising. The size of each advertisement ranges from one-quarter to one full page. Our board of directors is responsible for approaching potential advertisers and negotiating and executing advertising contracts with them. Each advertisement arrangement is negotiated separately. We realized approximately $600 in advertising revenue from the first issue of our magazine.

PRODUCTION COSTS

The cost of publishing and distributing one issue of Up & Over Magazine is approximately $15,000. As a result, we have operated at a net loss since inception. From our incorporation on September 19, 2003 to June 30, 2006, we have incurred a net loss of $37,364.

MAGAZINE DISTRIBUTION

We do not have a distribution agreement for Up & Over Magazine with any magazine distribution services. We are currently distributing our magazine to our own mailing list through The Mailing Group, a division of Bindery Overload. Up & Over is currently being distributed in tack shops, riding stables and arena complexes located in the Pacific Northwest (British Columbia, Washington, Oregon and northern California). From 15 to 150 copies were sent to each retailer, depending on its size. We plan to increase our distribution area as advertising revenue increases. We do not utilize any additional sources of distribution.

EMPLOYEES

Our success depends on the continued efforts of our directors, Christopher Paterson and Greg Fedun, who handle marketing, promotion and production management. We have also retained two consultants: Holly Yelic, who is the editor of our magazine; and Wendy Carefoot, who is responsible for the design and layout of our magazine.

We do not have any written agreements with these consultants or any writers or photographers. We retain their services on a freelance basis as is customary in the magazine publishing industry.

FUTURE DEVELOPMENT

We intend to expand our business by increasing the amount of content in our magazine, increasing our distribution and increasing advertising.

COMPETITION

The publishing industry, in general, is intensively competitive and there can be no assurance that we will be successful in attracting sufficient numbers of advertisers in order to ensure our profitability.

Our chief competition is from magazines, newspapers and other print media that rely on advertising. There are currently over 1,000 magazines published in Canada, most of which are modest enterprises, with a few large companies. The survival rate for new magazines is low due to the challenges of distribution and revenue generation from advertising and readership sales.

In the publishing industry, we are one of many small magazines with limited circulation. We do not currently have a significant impact within the Vancouver or Canadian magazine sector.

GOVERNMENT REGULATIONS

We do not expect governmental regulations to materially restrict our business operations. Existing laws with which we must comply cover issues that include:

*    sales and other taxes;
*    pricing controls;
*    libel and defamation; and
*    copyright and trademark infringement.

New laws may impact our ability to market our magazine in the future. However, we are not aware of any pending laws or regulations that would have an impact on our business.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

                          RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. These constitute all of the material risks relating to our offering. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE

We were incorporated on September 19, 2003 and did not commence active business operations until 2005. Accordingly, you can evaluate our business, and therefore our future prospects, based only on a limited operating history. You must consider our annual report in light of the fact that we completed our first issue of Up & Over Magazine in the fall of 2005. We have only completed one issue of our magazine to date. Accordingly, we have minimal operating history from which investors can evaluate our business. Until we develop our business further by publishing more issues of Up & Over Magazine and attempting to expand our magazine circulation, it will be difficult for an investor to evaluate our chances for success. If we are unsuccessful in developing our operations, our business plan will fail.

IF WE ARE UNABLE TO GENERATE SIGNIFICANT REVENUES FROM OUR OPERATIONS, OUR BUSINESS WILL FAIL.

We have not generated any revenue from inception on September 19, 2003 to June 30, 2006. If we are unable to generate revenue from the sale of advertising in Up & Over Magazine or by charging a cover price for our magazine, we will not be able to achieve profitability or continue operations.

IF WE CONTINUE TO INCUR NET LOSSES, OUR BUSINESS WILL FAIL

From our incorporation and inception on September 19, 2003 to June 30, 2006, we incurred cumulative net losses of $37,364. We expect to incur losses in the foreseeable future as our business develops. Unless we are able to generate profit from our business operations within a reasonable time, our business will fail.

OUR BUSINESS WILL FAIL UNLESS WE ARE ABLE TO RAISE ADDITIONAL FUNDS FOR OPERATIONS.

Because we have incurred losses since our incorporation, we will require additional funding in order to meet our obligations for the next twelve-month period. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. We do not have any arrangements in place for any future equity financing.

IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL, THEN WE MAY NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

We depend on the services of our board of directors and key technical personnel. In particular, our success depends on the continued efforts of our directors, Christopher Paterson and Greg Fedun, who handle marketing, promotion and production management; Holly Yelic who is the editor of our magazine; and Wendy Carefoot who is responsible for the design and layout of our magazine. The loss of the services of Mr. Paterson, Mr. Fedun, Ms. Yelic or Ms. Carefoot could result in the failure of our business. If we lost the services of any of these key persons, it would be difficult to find replacements with similar skills, experience and industry contacts. We do not have any written agreement with these individuals whereby they are obligated to provide their services to us for a specified term.

IF OUR BUSINESS PLAN FAILS, OUR COMPANY WILL DISSOLVE AND INVESTORS MAY NOT RECEIVE ANY PORTION OF THEIR INVESTMENT BACK.

If we are unable to realize profitable operations, our business will eventually fail. In such circumstances, it is likely that our company will dissolve and, depending on our remaining assets at the time of dissolution, we may not be able to return any funds back to investors. We do not have any plans to engage in an acquisition or business combination if our business plan is unsuccessful.
UNLESS A PUBLIC MARKET DEVELOPS FOR OUR COMMON STOCK, OUR SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES.

There is no established market for our common stock and we cannot assure you that an active trading market will develop and be sustained following the completion of this offering. Without a public market, it may be difficult for an investor to find a buyer for our common stock.

IF A MARKET FOR OUR COMMON STOCK DOES DEVELOP, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors including:

      - Our ability to complete additional magazine issues;
      - Our ability to generate revenues from advertising and magazine sales;
      - Increased competition from competitors who offer similar advertising opportunities; and
      - Our financial condition and results of our operations.

BECAUSE OUR DIRECTORS AND OFFICERS OWN 53.73% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER SHAREHOLDERS.

Greg Fedun and Christopher Paterson, our directors and officers, own 53.73% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We do not own an interest in any real  property.   Our  secretary and treasurer,
Christopher Paterson, provides office space to us at 1823 W. 7th Avenue, Suite 210, Vancouver, British Columbia, Canada.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us. Our address for service of process in Nevada is 1802 N Carson Street, Suite 212, Carson City, Nevada, 89701.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock do not trade on any stock exchange or quotation system. We have retained a market maker who has filed an application for
quotation  on  the  OTC Bulletin Board on our  behalf.   However,  there  is  no
guarantee that this application will be accepted.

We have 34 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

We were incorporated pursuant to the laws of Nevada on September 19, 2003. During the year ended June 30, 2005, we published the first issue of our magazine, "Up & Over". The first edition was distributed to retailers without charge and it has not yet been determined whether a market exists for the magazine. Although the Company plans to publish three to four issues per year, it has not published and distributed a second issue due to a lack of working capital.

CASH REQUIREMENTS

Our plan of operation for the twelve months following the date of this annual report is to publish an additional three issues of Up & Over Magazine. We anticipate that the average cost to publish each issue of Up & Over Magazine will continue to be $15,000. We anticipate publishing these in the winter of 2006/2007, as well as the spring and fall of 2007. Total costs for the three issues to be published within the next year are expected to be $45,000.

As well, we anticipate spending an additional $15,000 on administrative costs such as accounting and auditing fees, legal fees and fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $60,000.

SOURCES AND USES OF CASH

At June 30, 2006, our current assets consisted of $1,736 in cash. Accordingly, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although future arrangement for additional loans have been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

RESULTS OF OPERATIONS

We did not earn any revenues from our incorporation on September 19, 2003 to June 30, 2006. We incurred operating expenses in the amount of $37,940 for the period from our inception on September 19, 2003 to June 30, 2006. These operating expenses were comprised of magazine publication costs of $16,755, and general and administrative costs of $21,185.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.



ITEM 7:  FINANCIAL STATEMENTS





Shadow Marketing, Inc.
(A Development Stage Company)

June 30, 2006

                                                                           Index

Report of Independent Registered Public Accounting Firm.....................F-1

Balance Sheets..............................................................F-2

Statements of Operations....................................................F-3

Statements of Cash Flows....................................................F-4

Statement of Stockholders' Equity...........................................F-5

Notes to the Financial Statements...........................................F-6

  			MICHAEL T. STUDER, C.P.A., P.C.
 		      18 EAST SUNRISE HIGHWAY, SUITE 311
                           FREEPORT, N.Y. 11520
                           PHONE: (516)378-1000
                            FAX: (516)546-6220

                     ------------------------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shadow Marketing, Inc.

I have audited the accompanying balance sheet of Shadow Marketing, Inc. (the "Company"), a development stage company, as of June 30, 2006 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended and for the period September 19, 2003 (inception) to June 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and the results of its operations and cash flows for the year then ended and for the period September 19, 2003 (inception) to June 30, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ Michael T. Studer CPA P.C.


Freeport, New York
October 16, 2006


  (The Accompanying Notes are an Integral Part of these Financial Statements)

SHADOW MARKETING, INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)


                                                        June 30,       June 30,
                                                          2006           2005
                                                          $            $

ASSETS

Current Assets

 Cash                                                      1,736         12,521
-------------------------------------------------------------------------------

Total Assets                                               1,736         12,521
-------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

 Accounts Payable and Accrued Liablities                  14,600          5,000
-------------------------------------------------------------------------------

Total Current Liabilities                                 14,600          5,000
-------------------------------------------------------------------------------


Stockholders' Equity (Deficiency)

Common Stock, $0.001 par value
  Authorized: 75,000,000 shares
  Issued and outstanding
   7,445,000 and 7,445,000 shares respectively		   7,445          7,445

Additional Paid-in Capital                                17,055         17,055

Deficit Accumulated During the Development Stage         (37,364)       (16,979)
-------------------------------------------------------------------------------

Total Stockholders' Equity (deficiency)                  (12,864)         7,521
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)    1,736         12,521
-------------------------------------------------------------------------------



  (The Accompanying Notes are an Integral Part of these Financial Statements)

SHADOW MARKETING, INC.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)


								 Cumulative during the
                                                                   development stage
                                                                  September 19, 2003     Year Ended      Year Ended
                                                                      to June 30,         June 30,        June 30,
                                                                         2006               2006            2005
                                                                           $                  $              $


Revenue
  Advertising Revenue							576                    576              -
Total Revenue                                                           576                    576              -

Costs and Expenses

 Magazine Publication Costs 	                                     16,755                  4,880         11,875
 General and administrative                                          21,185                 16,081          5,092

 Total Costs and Expenses                                            37,940                 20,961         16,697

Net Loss                                                           (37,364)                (20,385)       (16,967)

Net Loss Per Share -
Basic and Diluted									    (0.00)          (0.00)

Number of common shares used to compute loss per share -
Basic and Diluted									7,445,000       4,132,236



  (The Accompanying Notes are an Integral Part of these Financial Statements)

SHADOW MARKETING, INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)



     							    Cumulative
                                                            During the
                                                         Development stage
                                                         September 19, 2003  Year Ended Year Ended
                                                            to June 30,       June 30,   June 30,
                                                                2006           2006       2005
                                                                 $              $           $


Cash Flows from Operating Activities

Net Income (loss)                                           (37,364)          (20,385)    (16,967)

Change in operating assets and liabilities                   14,600             9,600       5,000

Net Cash provided by (used for) operating activities        (22,764)          (10,785)    (11,967)

Cash Flows from Financing Activities                         24,500                 -      24,500
 Proceeds from sales of common stock

Net Cash provided by (used for) financing activities         24,500                 -      24,500

Increase (Decrease) in Cash                                   1,736           (10,785)     12,533

Cash - Beginning of Period                                        -            12,521         (12)

Cash - End of Period                                          1,736             1,736      12,521




  (The Accompanying Notes are an Integral Part of these Financial Statements)

SHADOW MARKETING, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
For the period from September 19, 2003 (Inception) to June 30, 2006 (Expressed in US dollars)




                                                                                 Deficit
                                                Common Stock,                  Accumulated     Total
                                                  $0.001           Additional   During the  Shareholders
                                                Par Value           Paid-in    Development     Equity
                                            Shares     Amount       Capital      Stage      (Deficiency)
                                               #         $         $           $            $
Net Loss for the Period                             -        -          -          (12)             (12)
September 19, 2003 to June 30, 2004

Balance June 30, 2004                               -        -          -          (12)             (12)

Shares sold at $0.001 per share in          6,000,000    6,000          -            -            6,000
December 2004

Shares sold at $0.01 in March 2005          1,400,000    1,400     12,600            -           14,000

Shares sold at $0.10 in April 2005             45,000       45      4,455            -            4,500

Net Loss for the Year Ended June 30, 2005           -        -          -      (16,967)         (16,967)

Balance June 30, 2005                       7,445,000    7,445     17,055      (16,979)           7,521

Net Loss for the Year Ended June 30, 2006           -        -          -      (20,385)         (20,385)

Balance June 30, 2006                       7,445,000    7,445     17,055      (37,364)         (12,864)



  (The Accompanying Notes are an Integral Part of these Financial Statements)

                            SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005




1. ORGANIZATION AND BUSINESS OPERATIONS


   The Shadow Marketing, Inc. (the "Company") was incorporated in the State of Nevada on September 19, 2003. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. During the year ended June 30, 2005, the Company started to publish "Up & Over", a magazine planned to contain articles focusing on the purchase, training, and care of sports horses. In the year ended June 30, 2006, the first issue was published and distributed to outlets without charge. Although the Company plans to publish three to four issues per year, it has not published and distributed a second issue due to a lack of working capital.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) Basis of Presentation

      These financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2006, the Company had cash of $1,736 and a stockholders' deficiency of $12,864. Further, since inception, the Company has had revenues of $576 and has incurred a net loss of $37,364. These factors create substantial doubt as to the Company's ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

   b) Cash and Cash Equivalents

      The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   c) Revenue Recognition

      Advertising revenue is recognized over the period which the related magazine issue(s) are expected to be distributed. Magazine publication costs are expensed as incurred.

   d) Use of Estimates and Assumptions

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   e) Foreign Currency Translation

      The Company's functional currency and its reporting currency is the United States dollar.
   f) Financial Instruments

      The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   g) Stock-based Compensation

      Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

   h) Income Taxes

      Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

   i) Basic and Diluted Net Loss per Share

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

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2006 AND 2005



3. INCOME TAXES

   No Provisions for income taxes have been recorded since the Company has incurred losses since inception.

   Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of June 30, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $12 in year 2024, $16,967 in year 2025, and $20,385 in year 2026.

   Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.


4. COMMITMENTS AND CONTINGENCIES

   Rental agreement - The Company has been using office space provided by an officer and director at no cost to the Company.

   Conflicts of interest - Officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, they may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


5. SUBSEQUENT EVENT:

   In September 2006, the Company received a $5,000 loan from an officer and director. The loan is non-interest bearing and is due on demand.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

DIRECTORS:

NAME OF DIRECTOR                 AGE
-----------------------         -----

Greg Fedun                       38
Christopher Paterson             40

EXECUTIVE OFFICERS:

NAME OF OFFICER                  AGE             OFFICE
---------------------           -----           -------

Greg Fedun                       38             President and C.E.O.
Christopher Paterson             40             Secretary and
                                                Treasurer

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

GREG FEDUN has acted as our president and as a director since our inception. He has acted as a director of Iciena Ventures Inc., a British Columbia and Alberta reporting issuer involved in diamond property exploration from March 2002 to March 2006. From August 2002 to September 2003, Mr. Fedun acted as a director of Candorado Operating Company Ltd., a British Columbia and Alberta reporting issuer involved in mineral property exploration.

Mr. Fedun intends to devote 20% of his business time to our affairs.

Mr. Fedun does not have any experience in the magazine publishing business.

CHRISTOPHER PATERSON has acted as our Secretary, Treasurer and Director since October 28, 2004. After receiving his degree in Marketing in 1987, Mr. Paterson went on to work for John Tann Ltd. (UK), a security equipment manufacturer, where he held various positions in sales and marketing until 1994. He then worked for Honeywell Ltd., where he was responsible for the financial and large commercial portfolios for the company until 1998. Since then, Mr. Paterson has provided marketing, consulting services to private and public companies.

Mr. Paterson intends to devote 20% of his business time to our affairs.

Mr. Paterson does not have any experience in the magazine publishing business.


TERM OF OFFICE

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by the board of directors and will hold office until removed by the board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the officers and directors described above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                        Number	 Transactions	Known Failures
                                        Of late	 Not Timely    	To File a
Name and principal position             Reports  Reported    	Required Form
---------------------------          	-------  ------------   ---------------

Greg Fedun                              0          0            1
(President CEO and director)

Christopher Paterson                    0          0            1
(Secretary, treasurer and director)


ITEM 10:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our inception on September 19, 2003 to June 30, 2006.

                         ANNUAL COMPENSATION

                                OTHER RESTRICTED OPTIONS/ LTIP  OTHER
                                        STOCK    SARS   PAYOUTS COMP
NAME    TITLE YEAR SALARY BONUS COMP. AWARDED    (#)     ($)
_______________________________________________________________________
Greg    Pres.  2006   $0     0      0      0       0       0     0
Fedun   CEO    2005   $0     0      0      0       0       0     0
        & Dir

Chris   Sec.   2006   $0     0      0      0       0       0     0
Pat-    Tres.  2005   $0     0      0      0       0       0     0
erson   & Dir

STOCK OPTION GRANTS

We have not granted any stock options to the executive officer since our inception.

CONSULTING AGREEMENTS

We do not have any employment or consulting agreement with Mr. Fedun or Mr. Paterson. We do not pay them any amount for acting as directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

                                                AMOUNT OF
TITLE OF      NAME AND ADDRESS                  BENEFICIAL     PERCENT
CLASS         OF BENEFICIAL OWNER               OWNERSHIP      OF CLASS

COMMON         Greg Fedun                       2,000,000        26.86%
               President and Director
               463 Grainger Road
               Kelowna, British Columbia
               Canada

COMMON         Christopher Paterson             2,000,000        26.86%
STOCK          Director, Secretary
               And Treasurer
               1823 W 7th Avenue, Suite 210
               Vancouver, B.C.
               Canada

COMMON         All Officers and Directors       4,000,000        53.72%
STOCK          as a Group that consists of       shares
               two people

The percent of class is based on 7,445,000 shares of common stock issued and outstanding as of the date of this annual report.

There are no arrangements that may result in our change in control of the company.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  *  Any of our directors or officers;
  *  Any person proposed as a nominee for election as a director;
  * Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  *  Either of our promoters, Greg Fedun and Christopher Paterson;
  * Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13:  EXHIBITS AND REPORTS

Exhibits

Exhibit
Number             Description

  3.1*    Articles of Incorporation
  3.2*    Bylaws
 31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  filed as an exhibit to our SB-2 dated December 16, 2005

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Michael T. Studer, C.P.A., P.C., and our former principal accountant, Moen & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                Fiscal year ended         Fiscal year ended
                                 June 30, 2005              June 30, 2004

Audit fees                           $3,200                  $5,000
Audit-related fees                     Nil                     Nil
Tax fees                               Nil                     Nil
All other fees                         Nil                     Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shadow Marketing, Inc.


By      /s/ Greg Fedun
        Greg Fedun
        President, CEO & Director
        Date: October 16, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By      /s/ Greg Fedun
        Greg Fedun
        President, CEO & Director
        Date: October 16, 2006


By      /s/ Christopher Paterson
        Christopher Paterson
        Secretary, Treasurer and Director
        Date: October 16, 2006