Form 10QSB
period 2006-09-30
Shadow Marketing Inc.
filed 2006-11-14
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended September 30, 2006

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period       to

            	Commission File Number   333-131168



                              SHADOW MARKETING INC.
 	------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days    Yes  [  X ]   No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [  X  ]   No  [   ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,445,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF NOVEMBER 10, 2006.

                            SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)

SHADOW MARKETING, INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)


                                                        SEPTEMBER 30   June 30
                                                            2006         2006
                                                        (UNAUDITED)   (Audited)

ASSETS

CURRENT ASSETS
   Cash                                                 $     3,789  $     1,736
TOTAL ASSETS                                            $     3,789  $     1,736

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities             $    12,100  $    14,600
   Due to related party                                       5,000            -
TOTAL CURRENT LIABILITIES                                    17,100       14,600

STOCKHOLDER'S EQUITY (DEFICIENCY)
Common stock, $0.001 par value
Authorized: 75,000,000 shares
Issued and outstanding
 7,445,000 and 7,445,000 shares, respectively                 7,445        7,445

Additional paid-in capital                                   17,055       17,055

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE            (37,811)     (37,364)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                     (13,311)     (12,864)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) $     3,789  $     1,736

See notes to financial statements

SHADOW MARKETING, INC.
(A Development Stage Company)
Statement of Operations
(Expressed in US Dollars)



							Cumulative
							during the
							development
							stage (September	    Three months ended
							19, 2003 to		    September 30, 2006
							September 30,		   2006	   	    2005
							2006 (unaudited)	(unaudited)	(unaudited)

Revenue
  Advertising revenue					$     576 		$	 - 	$	  -
Total Revenue						      576 			 - 		  -

Costs and Expenses
  Magazine publication costs				   16,755 			 - 		  -
  General and administrative				   21,632 		       447 		418
Total Costs and Expenses				   38,387 		       447 		418
Net Loss						$ (37,811)		$     (447)	$      (418)

Net Loss per share
  Basic and diluted								$    (0.00)	$     (0.00)


Number of common shares used to compute
loss per share									 7,445,000 	  7,445,000
  Basic and diluted


See notes to financial statements

SHADOW MARKETING, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the Period September 19, 2003 (Inception) to September 30, 2006 (Expressed in US Dollars)


 												Deficit
												Accumulated	Total
							Common Stock, $0.001	Addition	During the	Stockholders
							    Par Value		Paid In		Development	Equity
							Shares	  Amount	Capital		Stage		(Deficiency)

Net loss for the Period
	September 19, 2003 to June 30, 2004		     -	  $       -	$       -	$	(12)	$	(12)
Balance, June 30, 2004					     -	  	  -		-		(12)		(12)
Shares sold at $0.001 per share
	in December 2004				6,000,000     6,000		-		  -	      6,000
Shares sold at $0.01 per share
	in March 2005					1,400,000     1,400	   12,600		  -	     14,000
Shares sold at $0.10 per share
	in April 2005					   45,000	 45	    4,455		  -	      4,500
Net loss for the year
	ended June 30, 2005					-	  -		-	    (16,967)	    (16,967)
Balance, June 30, 2005					7,445,000     7,445	   17,055	    (16,979)	      7,521
Net loss for the year
	ended June 30, 2006					-	  -		-	    (20,385)	    (20,385)
Balance, June 30, 2006					7,445,000     7,445	   17,055	    (37,364)	    (12,864)
Net loss for the three months
	ended September 30, 2006				-	  -		-	    (   447)	    (   447)
Balance, September 30, 2006				7,445,000 $   7,445	$  17,055	$   (37,811)	$   (13,311)



See notes to financial statements

SHADOW MARKETING, INC.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US Dollars)



							Cumulative
							during the
							development
							stage (September	    Three months ended
							19, 2003 to		    September 30, 2006
							September 30,		   2006	   	    2005
							2006 (unaudited)	(unaudited)	(unaudited)

Cash Flows from Operating Activities
  Net Income (loss)					$	(37,811)	$	(447)	$	(418)
Changes in operating assets and liabilities:
  Accounts payable and accrued liabilities			 12,100		      (2,500)		 400
Net cash provided by (used for) operating activities		(25,711)	      (2,947)		( 18)

Cash Flows from Financing Activities
  Loan from related party					  5,000		       5,000
  Proceeds from sales of common stock				 24,500			   -
Net cash provided by (used for) financing activities		 29,500		       5,000		   -

Increase (decrease) in cash					  3,789		       2,053		( 18)

Cash, beginning of period					      -		       1,736	      12,521

Cash, end of period					$	  3,789		$      3,789	$     12,503

Supplemental disclosures of cash flow information:
  Interest paid						$	      -		$	   -	$	   -
  Income taxes paid					$	      -		$	   -	$	   -



See notes to financial statements

                            SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

   The unaudited financial statements as of September 30, 2006 and for the three months ended September 30, 2006 and 2005, and for the period September 19, 2003 to September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the periods ended September 30, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2006 as included in our report on Form 10-KSB.



2. ORGANIZATION AND BUSINESS OPERATIONS

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



3. DUE TO RELATED PARTY

   The due to related party is due a Company officer and director, does not bear interest, and is due on demand.

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)



4. STOCKHOLDERS' EQUITY

   On March 3, 2006, the Securities and Exchange Commission ("SEC") "declared effective" the Company's registration statement on Form SB-2 to register 3,445,000 shares of Company common stock owned by 32 stockholders of the Company.

   The Company has not adopted a stock option plan and has not issued any stock options or other common stock equivalents.



5. INCOME TAXES

   No provisions for income taxes have been recorded since the Company has incurred losses since inception.

   Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of September 30, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $12 in year 2024, $16,967 in year 2025, $20,385 in year 2026, and $447 in year 2027.

   Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.



6. COMMITMENTS AND CONTINGENCIES

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

CASH REQUIREMENTS

Our plan of operation for the next twelve months is to publish an additional four issues of Up & Over Magazine. We anticipate that the average cost to publish each issue of Up & Over Magazine will continue to be $15,000. We anticipate publishing these in the winter of 2006, as well as spring, summer and fall of 2007. Total costs for the four issues to be published within the next year are expected to be $60,000.

As well, we anticipate spending an additional $15,000 on administrative costs such as accounting and auditing fees, legal fees and fees incurred in our compliance with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $75,000.

SOURCES AND USES OF CASH

At September 30, 2006, our current assets consisted of $3,789 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately four months, until the production of our next issue of Up & Over Magazine commences.

Accordingly, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made.
We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended September 30, 2006. We incurred operating expenses in the amount of $447 for the period consisting entirely of general and administrative costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.


ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. This evaluation was conducted by Greg Fedun, our chief executive officer and Christopher Paterson, our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, Greg Fedun, our chief executive officer and Christopher Paterson, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

We filed one current report on Form 8-K during the period. This Form 8-k was filed September 20, 2006 and relates to our change in accountants.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2006


Shadow Marketing Inc.


/s/ Greg Fedun
------------------------------
Greg Fedun, President


/s/ Christopher Paterson
------------------------------
Christopher Paterson
Principal accounting officer and
principal financial officer