Form 10QSB
period 2006-12-31
Shadow Marketing Inc.
filed 2007-02-14
CIK 1343750

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



                               SHADOW MARKETING INC.
   --------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,445,000 SHARES OF $0.001 PAR VALUE COMMON STOCK OUTSTANDING AS OF FEBRUARY 14, 2007.

                            SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                  (UNAUDITED)

SHADOW MARKETING, INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)


                                                        DECEMBER 31    June 30
                                                            2006          2006
                                                        (UNAUDITED)   (Audited)

ASSETS

CURRENT ASSETS
   Cash                                                 $     5,239  $     1,736
TOTAL ASSETS                                            $     5,239  $     1,736

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities             $    14,648  $    14,600
   Due to related party                                      12,525            -
TOTAL CURRENT LIABILITIES                                    27,173       14,600

STOCKHOLDER'S EQUITY (DEFICIENCY)
Common stock, $0.001 par value
Authorized: 75,000,000 shares
Issued and outstanding
 7,445,000 and 7,445,000 shares, respectively                 7,445        7,445

Additional paid-in capital                                   17,055       17,055

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE            (46,434)     (37,364)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                     (21,934)     (12,864)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) $     5,239  $     1,736

See notes to financial statements

SHADOW MARKETING, INC.
(A Development Stage Company)
Statement of Operations
(Expressed in US Dollars)



													   Cumulative
													   during the
													   development
							Three months ended	Six months ended	 stage (September
							   December 31 		   December 31		   19, 2003 to
							2006	       2005	2006	       2005	   December 31
							(unaudited) (unaudited)	(unaudited)  (unaudited) 2006 (unaudited)

Revenue
  Advertising revenue					$     576   $	   - 	$	576   $	  - 	$	576
Total Revenue						      576 	   - 		576       - 		576

Costs and Expenses
  Magazine publication costs				        -        919	          -      919	     16,755
  General and administrative				    8,623        418	      9,070 	 936	     30,255
Total Costs and Expenses				    8,623      1,137	      9,070    1,855 	     47,010
Net Loss						$  (8,623)  $   (761)	$    (9,070) $(1,279)   $   (46,434)

Net Loss per share
  Basic and diluted					$   (0.00)  $  (0.00)	$     (0.00) $ (0.00)


Number of common shares used to compute
loss per share
  Basic and diluted					7,445,000   7,445,000	7,445,000   7,445,000


See notes to financial statements

SHADOW MARKETING, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the Period September 19, 2003 (Inception) to December 31, 2006 (Expressed in US Dollars)


 												Deficit
												Accumulated	Total
							Common Stock, $0.001	Addition	During the	Stockholders
							    Par Value		Paid In		Development	Equity
							Shares	  Amount	Capital		Stage		(Deficiency)

Net loss for the Period
	September 19, 2003 to June 30, 2004		     -	  $       -	$       -	$	(12)	$	(12)
Balance, June 30, 2004					     -	  	  -		-		(12)		(12)
Shares sold at $0.001 per share
	in December 2004				6,000,000     6,000		-		  -	      6,000
Shares sold at $0.01 per share
	in March 2005					1,400,000     1,400	   12,600		  -	     14,000
Shares sold at $0.10 per share
	in April 2005					   45,000	 45	    4,455		  -	      4,500
Net loss for the year
	ended June 30, 2005					-	  -		-	    (16,967)	    (16,967)
Balance, June 30, 2005					7,445,000     7,445	   17,055	    (16,979)	      7,521
Net loss for the year
	ended June 30, 2006					-	  -		-	    (20,385)	    (20,385)
Balance, June 30, 2006					7,445,000     7,445	   17,055	    (37,364)	    (12,864)
Net loss for the three months
	ended September 31, 2006				-	  -		-	    (   447)	    (   447)
Balance, September 31, 2006				7,445,000 $   7,445	$  17,055	$   (37,811)	$   (13,311)
Net loss for the three months
	ended December 31, 2006				        -	  -		-	    ( 8,623)	    ( 8,623)
Balance, December 31, 2006				7,445,000 $   7,445	$  17,055	$   (46,434)	$   (21,934)



See notes to financial statements

SHADOW MARKETING, INC.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US Dollars)



														Cumulative
														during the
														development
										     Six months ended		stage (September
										    December 31, 2006		19, 2003 to
										   2006	   	    2005	December 31,
										(unaudited)	(unaudited)	2006 (unaudited)

Cash Flows from Operating Activities
  Net Income (loss)								$    (9,070)	$   (1,279)	$    (46,434)
Changes in operating assets and liabilities:
  Accounts payable and accrued liabilities			 		         48	    (3,140)	      14,648
Net cash provided by (used for) operating activities				     (9,022)	    (4,419)	     (31,786)

Cash Flows from Financing Activities
  Loan from related party					  		      12,525		 -	      12,521
  Proceeds from sales of common stock				 			   -		 -	      24,500
Net cash provided by (used for) financing activities		 		      12,525	         -	      37,025

Increase (decrease) in cash					 		       3,503	    (4,419)	       5,239

Cash, beginning of period					      		       1,736	     12,521		   -

Cash, end of period								$      5,239	$     8,102	$      5,239

Supplemental disclosures of cash flow information:
  Interest paid									$	   -	$	   -	$	   -
  Income taxes paid								$	   -	$	   -	$	   -



See notes to financial statements

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                  (UNAUDITED)




1. INTERIM FINANCIAL STATEMENTS

   The unaudited financial statements as of December 31, 2006 and for the three and six months ended December 31, 2006 and 2005, and for the period September 19, 2003 (inception) to December 31, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2006 and the results of operations and cash flows for the periods ended December 31, 2006 and 2005. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended December 31, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

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

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                  (UNAUDITED)



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

   Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at
   December 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $12 in year 2024, $16,967 in year 2025, $20,385 in year 2026, and $9,070 in year 2027.

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

CASH REQUIREMENTS

We will continue to attempt to raise funds necessary for the publication of additional issues of Up & Over Magazine, at an anticipated cost of $15,000 per issue. Subject to financing, we would anticipate publishing up to four issues for a potential aggregate cost of $60,000. In addition, we are reviewing other potential acquisitions in various business sectors with a view to enhancing stockholder value. Currently, we are in the process of completing a due diligence investigation of various opportunities. However, there is no guarantee that we will be able to reach any agreement to acquire any assets.

As well, we anticipate spending an additional $15,000 on administrative costs such as accounting and auditing fees, legal fees and fees incurred in our compliance with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $75,000.

SOURCES AND USES OF CASH

At December 31, 2006, our current assets consisted of $5,239 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately three months, provided we do not publish any additional issues of Up & Over Magazine commences.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the six-month period ended December 31, 2006. We incurred operating expenses in the amount of $576 for the period consisting entirely of general and administrative costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.


ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. This evaluation was conducted by Greg Fedun, our chief executive officer and Christopher Paterson, our principal accounting officer.

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

We did not file any current reports on Form 8-K during the three-month period ended December 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2007


Shadow Marketing Inc.


/s/ Greg Fedun
------------------------------
Greg Fedun, President


/s/ Christopher Paterson
------------------------------
Christopher Paterson
Principal accounting officer and
principal financial officer

Exhibit 31.1
                                 CERTIFICATION

I, Greg Fedun, President and Chief Executive Officer of Shadow Marketing Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Shadow Marketing
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process summarize and report financial information; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  February 14, 2007


/s/ Greg Fedun

-------------------------------------------
Greg Fedun, President and C.E.O.
Principal Executive Officer

Exhibit 31.2

                                 CERTIFICATION

I, Christopher Paterson, C.F.O. and principal accounting officer of Shadow Marketing Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Shadow Marketing
     Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process summarize and report financial information; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  February 14, 2007

/s/ Christopher Paterson
----------------------------------

Christopher Paterson
Principal Financial Officer
Principal Accounting Officer

Exhibit 32.1


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Shadow Marketing Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 14, 2007


/s/ Greg Fedun
-------------------------------------------
Greg Fedun, President and C.E.O.
(Principal Executive Officer)

Exhibit 32.2


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Shadow Marketing Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 14, 2007


/s/ Christopher Paterson
---------------------------------------
Christopher Paterson
Principal Financial Officer
Principal Accounting Officer