Form 10QSB/A
period 2006-12-31
Shadow Marketing Inc.
filed 2007-02-15
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB /A

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

RESULTS OF OPERATIONS

We did not earn any revenues during the six-month period ended December 31, 2006. We incurred operating expenses in the amount of $9,070 for the period consisting entirely of general and administrative costs.

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