Form 10QSB
period 2007-03-31
Shadow Marketing Inc.
filed 2007-05-15
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,445,000 Shares of $0.001 par value common stock outstanding as of May 15, 2007.

                            SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                  (UNAUDITED)

SHADOW MARKETING, INC.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)


                                                         MARCH 31      June 30
                                                            2007         2006
                                                        (UNAUDITED)   (Audited)

ASSETS

CURRENT ASSETS
   Cash                                                 $       459  $     1,736
TOTAL ASSETS                                            $       459  $     1,736

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities             $     8,650  $    14,600
   Due to related party                                      11,425            -
TOTAL CURRENT LIABILITIES                                    20,075       14,600

STOCKHOLDER'S EQUITY (DEFICIENCY)
Common stock, $0.001 par value
Authorized: 75,000,000 shares					  -
Issued and outstanding
 7,445,000 and 7,445,000 shares, respectively                 7,445        7,445

Additional paid-in capital                                   17,055       17,055

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE            (44,116)     (37,364)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                     (19,616)     (12,864)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) $       459  $     1,736

See notes to financial statements

SHADOW MARKETING, INC.
(A Development Stage Company)
Statement of Operations
(Expressed in US Dollars)



														Cumulative
														during the
														development
							  Three months ended	    Nine months ended		stage (September
							       March 31, 		March 31,		19, 2003 to
							   2007	       2006	      2007	 2006		March 31,
							(unaudited) (unaudited)	  (unaudited) (unaudited)	2007 (unaudited)

Revenue
  Advertising revenue					$	 -    $	     - 	  $	 -	$	576	$	576
Total Revenue						      	 -	     -		 - 		576 		576

Expenses
  Magazine publication costs				  	 -       6,811 		 -	      7,730	     16,755
  General and administrative				    (2,318)      1,919 	     6,752	      1,986	     27,937
Total Costs and Expenses				    (2,318)      8,730	     6,752	      9,716	     44,692
Net Income (loss)					$    2,318      (8,730)   $ (6,752)     $    (9,140)    $   (44,116)

Net Loss per share
  Basic and diluted					$    (0.00)   $  (0.00)	  $  (0.00)	$     (0.00)


Number of common shares used to compute
loss per share
  Basic and diluted					 7,445,000   7,445,000	 7,445,000	  7,445,000


See notes to financial statements

SHADOW MARKETING, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the Period September 19, 2003 (Inception) to March 31, 2007 (Unaudited) (Expressed in US Dollars)


 												Deficit
												Accumulated	Total
							Common Stock, $0.001	Addition	During the	Stockholders
							    Par Value		Paid In		Development	Equity
							Shares	  Amount	Capital		Stage		(Deficiency)

Net loss for the Period
	September 19, 2003 to June 30, 2004		     -	  $       -	$       -	$	(12)	$	(12)
Balance, June 30, 2004					     -	  	  -		-		(12)		(12)
Shares sold at $0.001 per share
	in December 2004				6,000,000     6,000		-		  -	      6,000
Shares sold at $0.01 per share
	in March 2005					1,400,000     1,400	   12,600		  -	     14,000
Shares sold at $0.10 per share
	in April 2005					   45,000	 45	    4,455		  -	      4,500
Net loss for the year
	ended June 30, 2005					-	  -		-	    (16,967)	    (16,967)
Balance, June 30, 2005					7,445,000     7,445	   17,055	    (16,979)	      7,521
Net loss for the year
	ended June 30, 2006					-	  -		-	    (20,385)	    (20,385)
Balance, June 30, 2006					7,445,000     7,445	   17,055	    (37,364)	    (12,864)
Net loss for the three months
	ended September 30, 2006				-	  -		-	    (   447)	    (   447)
Balance, September 30, 2006				7,445,000 $   7,445	$  17,055	$   (37,811)	$   (13,311)
Net loss for the three months
	ended December 31, 2006					-	  -		-	    ( 8,623)	    ( 8,623)
Balance, December 31, 2006				7,445,000 $   7,445	$  17,055	$   (46,434)	    (21,934
Net income for the three months
	ended March 31, 2007					-	  -		-	      2,318	      2,318
Balance, March 31, 2007					7,445,000 $   7,445	$  17,055	$   (44,116)	$   (19,616)


See notes to financial statements

SHADOW MARKETING, INC.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in US Dollars)



												Cumulative
												during the
												development
							    	    Nine months ended		stage (September
							   	         March 31,		19, 2003 to
								   2007	   	    2006	March 31,
								(unaudited)	(unaudited)	2007 (unaudited)

Cash Flows from Operating Activities
  Net Income (loss)						$    (6,752)	$     (9,140)	$   (44,116)
Changes in operating assets and liabilities:
  Accounts payable and accrued liabilities			     (5,950)           1,583	      8,650
Net cash provided by (used for) operating activities		    (12,702)	      (7,557)	    (35,466)

Cash Flows from Financing Activities
  Increase (decrease) in due to related party			     11,425		   -         11,425
  Proceeds from sales of common stock				          -		   -	     24,500
Net cash provided by (used for) financing activities		     11,425		   -	     35,925

Increase (decrease) in cash					     (1,277)	      (7,557)	        459

Cash, beginning of period					      1,736	      12,521

Cash, end of period						$       459	$      4,963	$       459

Supplemental disclosures of cash flow information:
  Interest paid							$	  -	$	   -
  Income taxes paid						$         -	$	   -



See notes to financial statements

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                  (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

   The unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, and for the period September 19, 2003 to March 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the periods ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

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

                             SHADOW MARKETING, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                  (UNAUDITED)

4. STOCKHOLDERS' EQUITY

   On March 3, 2007, the Securities and Exchange Commission ("SEC") "declared effective" the Company's registration statement on Form SB-2 to register 3,445,000 shares of Company common stock owned by 32 stockholders of the Company.

   The Company has not adopted a stock option plan and has not issued any stock options or other common stock equivalents.


5. INCOME TAXES

   No provisions for income taxes have been recorded since the Company has incurred losses since inception.

   Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of March 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $12 in year 2024, $16,967 in year 2025, $20,385 in year 2026, and $6,752 in year
   2027.

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

SOURCES AND USES OF CASH

At March 31, 2007 our current assets consisted of $459 in cash. With these funds, we will only be able to satisfy our cash requirements for less than one month, provided we do not publish any additional issues of Up & Over Magazine commences.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the nine-month period ended March 31, 2007. We incurred operating expenses in the amount of $6,752 for the period consisting entirely of general and administrative costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. This evaluation was conducted by Greg Fedun, our chief executive officer and Christopher Paterson, our principal accounting officer.

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

We did not file any current reports on Form 8-K during the three-month period ended March 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2007


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

Date:  May 15, 2007

/s/ Christopher Paterson
----------------------------------

Christopher Paterson
Principal Financial Officer
Principal Accounting Officer

Exhibit 32.1


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Shadow Marketing Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   1.The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2.The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 15, 2007


/s/ Greg Fedun
-------------------------------------------
Greg Fedun, President and C.E.O.
(Principal Executive Officer)

Exhibit 32.2


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Shadow Marketing Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 15, 2007


/s/ Christopher Paterson
---------------------------------------
Christopher Paterson
Principal Financial Officer
Principal Accounting Officer