Form 10KSB
period 2007-06-30
Shadow Marketing Inc.
filed 2007-09-27
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 000-52278

                              SHADOW MARKETING INC.
                 (Name of small business issuer in its charter)

           Nevada                                        Applied For
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                          1823 W. 7th Avenue, Suite 210
                         Vancouver. B.C., Canada V6J 5K5
                    (Address of principal executive offices)

                                 (604) 805-6340
                            Issuer's telephone number

       Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class                     Name of each exchange on which
     to be so registered                      each class is be registered
     -------------------                      ---------------------------
            None                                         None

       Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

        $1,584,700 as at September 27, 2007 based on the last sale price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           7,445,000 shares of common stock as at September 27, 2007

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1:  DESCRIPTION OF BUSINESS ..........................................   3

ITEM 2:  DESCRIPTION OF PROPERTY ..........................................   6

ITEM 3:  LEGAL PROCEEDINGS ................................................   6

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   6

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .........   6

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ........   7

ITEM 7:  FINANCIAL STATEMENTS .............................................   8

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURES ...........................................  17

ITEM 8A: CONTROLS AND PROCEDURES ..........................................  17

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS .....  17

ITEM 10: EXECUTIVE COMPENSATION ...........................................  19

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...  19

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................  20

ITEM 13: EXHIBITS AND REPORTS .............................................  20

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES ...........................  21

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

PRODUCTION COSTS

The cost of publishing and distributing one issue of Up & Over Magazine is approximately $15,000. As a result, we have operated at a net loss since inception. From our incorporation on September 19, 2003 to June 30, 2007, we have incurred a net loss of $45,736.

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

BECAUSE WE HAVE ONLY RECENTLY COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

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

IF WE ARE UNABLE TO GENERATE SIGNIFICANT REVENUES FROM OUR OPERATIONS, OUR BUSINESS WILL FAIL.

We have not generated any revenue from inception on September 19, 2003 to June 30, 2007. If we are unable to generate revenue from the sale of advertising in Up & Over Magazine or by charging a cover price for our magazine, we will not be able to achieve profitability or continue operations.

IF WE CONTINUE TO INCUR NET LOSSES, OUR BUSINESS WILL FAIL.

From our incorporation and inception on September 19, 2003 to June 30, 2007, we incurred cumulative net losses of $45,736. We expect to incur losses in the foreseeable future as our business develops. Unless we are able to generate profit from our business operations within a reasonable time, our business will fail.

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

IF A MARKET FOR OUR COMMON STOCK DOES DEVELOP, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors including:

     *    Our ability to complete additional magazine issues;
     *    Our ability to generate revenues from advertising and magazine sales;
     * Increased competition from competitors who offer similar advertising opportunities; and
     *    Our financial condition and results of our operations.

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

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of Common Stock became quoted on the OTC Bulletin Board on November 1, 2006. However, during the fiscal year ended June 30, 2007, no trades of our Common Stock occurred through the facilities of the OTC Bulletin Board.

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

CASH REQUIREMENTS

Our plan of operation for the twelve months following the date of this annual report is to publish an additional three issues of Up & Over Magazine. This will be subject to us obtaining the necessary financing to cover the costs of publishing these magazine issues. We anticipate that the average cost to publish each issue of Up & Over Magazine will continue to be $15,000. Total costs for the three issues to be published within the next year are expected to be $45,000.

As well, we anticipate spending an additional $15,000 on administrative costs such as accounting and auditing fees, legal fees and fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $60,000.

SOURCES AND USES OF CASH

At June 30, 2007, our current assets consisted of $439 in cash. Accordingly, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although future arrangement for additional loans have been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

RESULTS OF OPERATIONS

We did not earn any revenues from our incorporation on September 19, 2003 to June 30, 2007. We incurred operating expenses in the amount of $45,736 for the period from our inception on September 19, 2003 to June 30, 2007. These operating expenses were comprised of magazine publication costs of $16,755 and general and administrative costs of $29,557.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shadow Marketing Inc.

I have audited the accompanying balance sheets of Shadow Marketing Inc. (the "Company"), a development stage company, as of June 30, 2007 and 2006 and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended and for the period September 19, 2003 (inception) to June 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2007 and 2006 and the results of its operations and cash flows for the years then ended and for the period September 19, 2003 (inception) to June 30, 2007 in conformity with accounting principles generally accepted in the United States.

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


                                   /s/ Michael T. Studer CPA P.C.
                                   ------------------------------------

Freeport, New York
September 12, 2007

Shadow Marketing Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                           June 30,           June 30,
                                                                             2007               2006
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $    439           $  1,736
                                                                           --------           --------

TOTAL ASSETS                                                               $    439           $  1,736
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $  8,650           $ 14,600
  Due to related party                                                       13,025                 --
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                    21,675             14,600
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $0.001 par value
   Authorized: 200,000,000 shares                                                --                 --
   Issued and outstanding:
   7,445,000 and 7,445,000 shares, respectively                               7,445              7,445
  Additional paid-in capital                                                 17,055             17,055
  Deficit accumulated during the development stage                          (45,736)           (37,364)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (21,236)           (12,864)
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    439           $  1,736
                                                                           ========           ========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                   Cumulative
                                                                                   during the
                                                                                development stage
                                               Year ended June 30,             (September 19, 2003
                                         -------------------------------           to June 30,
                                            2007                 2006                 2007)
                                         ----------           ----------           ----------
REVENUE
  Advertising revenue                    $       --           $      576           $      576
                                         ----------           ----------           ----------
Total Revenue                                    --                  576                  576
                                         ==========           ==========           ==========
EXPENSES
  Magazine publication costs                     --                4,880               16,755
  General and administrative                  8,372               16,081               29,557
                                         ----------           ----------           ----------
Total Costs and Expenses                      8,372               20,961               46,312
                                         ----------           ----------           ----------

NET LOSS                                 $   (8,372)          $  (20,385)          $  (45,736)
                                         ==========           ==========           ==========
NET LOSS PER SHARE
  Basic and diluted                      $    (0.00)          $    (0.00)
                                         ==========           ==========
NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                       7,445,000            7,445,000
                                         ==========           ==========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period September 19, 2003 (inception) to June 30, 2007
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                 Common Stock,                          Accumulated         Total
                                                $0.001 Par Value          Additional     During the      Stockholders'
                                             ----------------------        Paid-in       Development        Equity
                                             Shares          Amount        Capital         Stage         (Deficiency)
                                             ------          ------        -------         -----         ------------
Net loss for the Period
 September 19, 2003 to June 30, 2004               --        $   --        $    --        $    (12)        $    (12)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2004                             --            --             --             (12)             (12)
Shares sold at $0.001 per share
 in December 2004                           6,000,000         6,000             --              --            6,000
Shares sold at $0.01 per share
 in March 2005                              1,400,000         1,400         12,600              --           14,000
Shares sold at $0.10 per share
 in April 2005                                 45,000            45          4,455              --            4,500
Net loss for the year
 ended June 30, 2005                               --            --             --         (16,967)         (16,967)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2005                      7,445,000         7,445         17,055         (16,979)           7,521
Net loss for the year
 ended June 30, 2006                               --            --             --         (20,385)         (20,385)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2006                      7,445,000         7,445         17,055         (37,364)         (12,864)
Net loss for the year
 ended June 30, 2007                               --            --             --          (8,372)          (8,372)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2007                      7,445,000        $7,445        $17,055        $(45,736)        $(21,236)
                                            =========        ======        =======        ========         ========


See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
--------------------------------------------------------------------------------


                                                                                                   Cumulative
                                                                                                   during the
                                                                                               development stage
                                                                   Year ended June 30,        (September 19, 2003
                                                              ---------------------------          to June 30,
                                                                2007               2006               2007)
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (8,372)          $(20,385)          $(45,736)
  Changes in operating assets and liabilities
     Accounts payable and accrued liabilities                   (5,950)             9,600              8,650
                                                              --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES           (14,322)           (10,785)           (37,086)
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related party                                      13,025                 --             13,025
  Proceeds from sales of common stock                               --                 --             24,500
                                                              --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            13,025                 --             37,525
                                                              --------           --------           --------
INCREASE (DECREASE) IN CASH                                     (1,297)           (10,785)               439

CASH, BEGINNING OF PERIOD                                        1,736             12,521                 --
                                                              --------           --------           --------

CASH, END OF PERIOD                                           $    439           $  1,736           $    439
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              ========           ========           ========
  Income taxes paid                                           $     --           $     --           $     --
                                                              ========           ========           ========


See notes to financial statements.

                              SHADOW MARKETING INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2007 and 2006


1. ORGANIZATION AND BUSINESS OPERATIONS

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

   On March 6, 2007, in connection with a then potential acquisition, the Company changed its name to D2Fusion Corp. and increased its authorized common stock, $0.001 par value, from 75,000,000 shares to 200,000,000 shares. Shortly thereafter, the Company decided not to pursue this acquisition. In September 2007, the name was changed back to Shadow Marketing Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a) Basis of Presentation

   These financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2007, the Company had cash of $439 and a stockholders' deficiency of $21,236. Further, since inception, the Company has had revenues of $576 and has incurred a net loss of $45,736. These factors create substantial doubt as to the Company's ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

   b) Cash and Cash Equivalents

   The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

                              SHADOW MARKETING INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2007 and 2006


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

   f) Financial Instruments

   The carrying value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities, and due to related party, approximates their fair value because of the short maturity of these instruments.

                              SHADOW MARKETING INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2007 and 2006


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   g) Stock-based Compensation

   Stock-based compensation is accounted for at fair value in accordance with SFAS Nos. 123 and 123 (R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

                              SHADOW MARKETING INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2007 and 2006


3. DUE TO RELATED PARTY

   The due to related party is due a Company officer and director, does not bear interest, and is due on demand.

4. INCOME TAXES

   No provisions for income taxes have been recorded since the Company has incurred losses since inception.

   Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of June 30, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $45,736 net operating loss carryforward expires $ 12 in year 2024, $16,967 in year 2025, $20,385 in year 2026, and
   $8,372 in year 2027.

   Current United States tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

5. COMMITMENTS AND CONTINGENCIES

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

6. SUBSEQUENT EVENT

   In August 2007, the Company received a $5,200 loan from an officer and director. The loan is non-interest bearing and is due on demand.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

DIRECTORS:

Name of Director                 Age
----------------                 ---
Greg Fedun                       39
Christopher Paterson             41

EXECUTIVE OFFICERS:

Name of Officer                  Age                 Office
---------------                  ---                 ------
Greg Fedun                       39             President and C.E.O.
Christopher Paterson             41             Secretary and Treasurer

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2007 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                        Number     Transactions   Known Failures
                                        of Late     Not Timely      to File a
Name and principal position             Reports      Reported     Required Form
---------------------------             -------      --------     -------------
Greg Fedun                                0              0              0
(President CEO and director)

Christopher Paterson                      0              0              0
(Secretary, treasurer and director)

ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2007, 2006 and 2005:

                         ANNUAL COMPENSATION

                                                            Restricted
                                                    Other     Stock       Options/     LTIP         Other
Name        Title     Year      Salary    Bonus     Comp.    Awarded       SARs(#)   Payouts($)     Comp
----        -----     ----      ------    -----     -----    -------       -------   ----------     ----
Greg        Pres.     2007        $0        0        0          0             0          0            0
Fedun       CEO       2006        $0        0        0          0             0          0            0
            & Dir     2005        $0        0        0          0             0          0            0

Chris       Sec.      2007        $0        0        0          0             0          0            0
Paterson    Tres.     2006        $0        0        0          0             0          0            0
            & Dir     2005        $0        0        0          0             0          0            0

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

                                                    Amount of
Title of          Name and address                  beneficial        Percent
 Class           of beneficial owner                ownership         of class
 -----           -------------------                ---------         --------
Common         Greg Fedun                           2,000,000          26.86%
               President and Director
               463 Grainger Road
               Kelowna, British Columbia
               Canada

Common         Christopher Paterson                 2,000,000          26.86%
Stock          Director, Secretary
               and Treasurer
               1823 W 7th Avenue, Suite 210
               Vancouver, B.C.
               Canada

Common         All Officers and Directors           4,000,000          53.72%
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

ITEM 13: EXHIBITS AND REPORTS

EXHIBITS

Exhibit
Number                                  Description
------                                  -----------
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

----------
* filed as an exhibit to our SB-2 dated December 16, 2005

REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Michael T. Studer, C.P.A., P.C., and our former principal accountant, Moen & Company, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                 Fiscal year ended       Fiscal year ended
                                   June 30, 2007           June 30, 2006
                                   -------------           -------------
Audit fees                            $5,000                  $5,000
Audit-related fees                    $3,102                     Nil
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

Shadow Marketing, Inc.


By /s/ Greg Fedun
  --------------------------------------
  Greg Fedun
  President, CEO & Director
  Date: September 27, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Greg Fedun
  --------------------------------------
  Greg Fedun
  President, CEO & Director
  Date: September 27, 2007


By /s/ Christopher Paterson
  --------------------------------------
  Christopher Paterson
  Secretary, Treasurer and Director
  Date: September 27, 2007