Form 10QSB
period 2007-12-31
Shadow Marketing Inc.
filed 2008-02-11
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended December 31, 2007

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ______________ to ______________

                        Commission File Number 000-52278


                              SHADOW MARKETING INC.
        (Exact name of small Business Issuer as specified in its charter)

               Nevada                                     26-1281852
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,445,000 Shares of $0.001 par value common stock outstanding as of February 11, 2008.

Shadow Marketing Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          December 31,        June 30,
                                                                             2007               2007
                                                                           --------           --------
                                                                          (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  4,335           $    439
                                                                           --------           --------

TOTAL ASSETS                                                               $  4,335           $    439
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $  8,830           $  8,650
  Due to related party                                                       26,369             13,025
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                    35,199             21,675
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $0.001 par value
    Authorized: 200,000,000 shares                                               --                 --
    Issued and outstanding:
    7,445,000 and 7,445,000 shares, respectively                              7,445              7,445
  Additional paid-in capital                                                 17,055             17,055
  Deficit accumulated during the development stage                          (55,364)           (45,736)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (30,864)           (21,236)
                                                                           --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $  4,335           $    439
                                                                           ========           ========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                                   Cumulative during the
                                        Three months ended                Six months ended            development stage
                                           December 31,                      December 31,          (September 19, 2003 to
                                   ---------------------------       ---------------------------        December 31,
                                      2007             2006             2007             2006               2007)
                                   ----------       ----------       ----------       ----------         ----------
REVENUE
  Advertising revenue              $       --       $      576       $       --       $      576         $      576
                                   ----------       ----------       ----------       ----------         ----------
Total Revenue                              --              576               --              576                576
                                   ==========       ==========       ==========       ==========         ==========
EXPENSES
  Magazine publication costs               --               --               --               --             16,755
  General and administrative            8,156            8,623            9,628            9,070             39,185
                                   ----------       ----------       ----------       ----------         ----------
Total Costs and Expenses                8,156            8,623            9,628            9,070             55,940
                                   ----------       ----------       ----------       ----------         ----------

NET LOSS                           $   (8,156)      $   (8,623)      $   (9,628)      $   (9,070)        $  (55,364)
                                   ==========       ==========       ==========       ==========         ==========

NET LOSS PER SHARE
  Basic and diluted                $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                   ==========       ==========       ==========       ==========
NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                 7,445,000        7,445,000        7,445,000        7,445,000
                                   ==========       ==========       ==========       ==========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period September 19, 2003 (inception) to December 31, 2007
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                 Common Stock,                          Accumulated         Total
                                                $0.001 Par Value          Additional     During the      Stockholders'
                                             ----------------------        Paid-in       Development        Equity
                                             Shares          Amount        Capital         Stage         (Deficiency)
                                             ------          ------        -------         -----         ------------
Net loss for the Period
 September 19, 2003 to June 30, 2004               --        $   --        $    --        $    (12)        $    (12)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2004                             --            --             --             (12)             (12)
Shares sold at $0.001 per share
 in December 2004                           6,000,000         6,000             --              --            6,000
Shares sold at $0.01 per share
 in March 2005                              1,400,000         1,400         12,600              --           14,000
Shares sold at $0.10 per share
 in April 2005                                 45,000            45          4,455              --            4,500
Net loss for the year
 ended June 30, 2005                               --            --             --         (16,967)         (16,967)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2005                      7,445,000         7,445         17,055         (16,979)           7,521
Net loss for the year
 ended June 30, 2006                               --            --             --         (20,385)         (20,385)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2006                      7,445,000         7,445         17,055         (37,364)         (12,864)
Net loss for the year
 ended June 30, 2007                               --            --             --          (8,372)          (8,372)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2007                      7,445,000         7,445         17,055         (45,736)         (21,236)

Unaudited:
Net loss for the three months
 ended September 30, 2007                          --            --             --          (1,472)          (1,472)
                                            ---------        ------        -------        --------         --------
Balance, September 30, 2007                 7,445,000         7,445         17,055         (47,208)         (22,708)

Net loss for the six months
 ended December 31, 2007                           --            --             --          (8,156)          (8,156)
                                            ---------        ------        -------        --------         --------
Balance, December 31, 2007                  7,445,000        $7,445        $17,055        $(55,364)        $(30,864)
                                            =========        ======        =======        ========         ========

See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                              Cumulative during the
                                                                                                development stage
                                                             Six months ended December 31,   (September 19, 2003 to
                                                             -----------------------------         December 31,
                                                                2007               2006               2007)
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (9,628)          $ (9,070)          $(55,364)
  Changes in operating assets and liabilities
    Accounts payable and accrued liabilities                       180                 48              8,830
                                                              --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES            (9,448)            (9,022)           (46,534)
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related party                                      13,344             12,525             26,369
  Proceeds from sales of common stock                               --                 --             24,500
                                                              --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            13,344             12,525             50,869
                                                              --------           --------           --------

INCREASE (DECREASE) IN CASH                                      3,896              3,503              4,335

CASH, BEGINNING OF PERIOD                                          439              1,736                 --
                                                              --------           --------           --------

CASH, END OF PERIOD                                           $  4,335           $  5,239           $  4,335
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              --------           --------           --------
  Income taxes paid                                           $     --           $     --           $     --
                                                              --------           --------           --------


See notes to financial statements.

SHADOW MARKETING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

   The unaudited financial statements as of December 31, 2007 and for the six months ended December 31, 2007 and 2006, and for the period September 19, 2003 to December 31, 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2007 and the results of operations and cash flows for the periods ended December 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended December 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

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

SHADOW MARKETING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)
--------------------------------------------------------------------------------

   Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2007 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $55,364 net operating loss carryforward expires $12 in year 2024, $16,967 in year 2025, $20,385 in year 2026, $8,372 in year 2027, and $9,628 in year 2028.

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

CASH REQUIREMENTS

We will continue to attempt to raise funds necessary for the publication of additional issues of Up & Over Magazine, at an anticipated cost of $15,000 per issue. Subject to financing, we would anticipate publishing up to four issues for a potential aggregate cost of $60,000. However, during the current and most recently completed fiscal years, we have been unsuccessful in raising funds for operations.

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

SOURCES AND USES OF CASH

At December 31, 2007 our current assets consisted of $4,335 in cash. With these funds, we will only be able to satisfy our cash requirements for one to two months, provided we do not publish any additional issues of Up & Over Magazine.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the six-month period ended December 31, 2007. We incurred operating expenses in the amount of $8,156 for the period consisting entirely of general and administrative costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. This evaluation was conducted by Greg Fedun, our chief executive officer and Christopher Paterson, our principal accounting officer.

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

We did not file any current reports on Form 8-K during the three-month period ended December 31, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2008

Shadow Marketing Inc.


/s/ Greg Fedun
--------------------------------
Greg Fedun, President


/s/ Christopher Paterson
--------------------------------
Christopher Paterson
Principal accounting officer and
principal financial officer