Form 10QSB
period 2008-03-31
Shadow Marketing Inc.
filed 2008-04-29
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended March 31, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period __________________ to __________________

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,445,000 Shares of $0.001 par value common stock outstanding as of April 27, 2008.

Shadow Marketing Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                           March 31,          June 30,
                                                                             2008               2007
                                                                           --------           --------
                                                                         (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $    569           $    439
                                                                           --------           --------

TOTAL ASSETS                                                               $    569           $    439
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $  8,830           $  8,650
  Due to related party                                                       27,439             13,025
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                    36,269             21,675
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $0.001 par value
    Authorized: 200,000,000 shares                                               --                 --
    Issued and outstanding:
    7,445,000 and 7,445,000 shares, respectively                              7,445              7,445
  Additional paid-in capital                                                 17,055             17,055
  Deficit accumulated during the development stage                          (60,200)           (45,736)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (35,700)           (21,236)
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    569           $    439
                                                                           ========           ========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                             Cumulative
                                                                                                             during the
                                                                                                          development stage
                                        Three months ended March 31,     Nine months ended March 31,     (September 19, 2003
                                        ----------------------------    ----------------------------         to March 31,
                                           2008              2007          2008              2007               2008)
                                        ----------        ----------    ----------        ----------         ----------
REVENUE
  Advertising revenue                   $       --        $       --    $       --        $       --         $      576
                                        ----------        ----------    ----------        ----------         ----------

Total Revenue                                   --                --            --                --                576
                                        ==========        ==========    ==========        ==========         ==========
EXPENSES
  Magazine publication costs                    --                --            --                --             16,755
  General and administrative                 4,836            (2,318)       14,464             6,752             44,021
                                        ----------        ----------    ----------        ----------         ----------
Total Costs and Expenses                     4,836            (2,318)       14,464             6,752             60,776
                                        ----------        ----------    ----------        ----------         ----------

NET INCOME (LOSS)                       $   (4,836)       $    2,318    $  (14,464)       $   (6,752)        $  (60,200)
                                        ==========        ==========    ==========        ==========         ==========

NET INCOME (LOSS) PER SHARE
   Basic and diluted                    $    (0.00)       $     0.00    $    (0.00)       $    (0.00)
                                        ==========        ==========    ==========        ==========
NUMBER OF COMMON SHARES USED TO
COMPUTE NET INCOME (LOSS) PER SHARE
  Basic and Diluted                      7,445,000         7,445,000     7,445,000         7,445,000
                                        ==========        ==========    ==========        ==========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period September 19, 2003 (inception) to March 31, 2008
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                 Common Stock,                          Accumulated         Total
                                                $0.001 Par Value          Additional     During the      Stockholders'
                                             ----------------------        Paid-in       Development        Equity
                                             Shares          Amount        Capital         Stage         (Deficiency)
                                             ------          ------        -------         -----         ------------
Net loss for the Period
 September 19, 2003 to June 30, 2004               --        $   --        $    --        $    (12)        $    (12)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2004                             --            --             --             (12)             (12)
Shares sold at $0.001 per share
 in December 2004                           6,000,000         6,000             --              --            6,000
Shares sold at $0.01 per share
 in March 2005                              1,400,000         1,400         12,600              --           14,000
Shares sold at $0.10 per share
 in April 2005                                 45,000            45          4,455              --            4,500
Net loss for the year
 ended June 30, 2005                               --            --             --         (16,967)         (16,967)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2005                      7,445,000         7,445         17,055         (16,979)           7,521
Net loss for the year
 ended June 30, 2006                               --            --             --         (20,385)         (20,385)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2006                      7,445,000         7,445         17,055         (37,364)         (12,864)
Net loss for the year
 ended June 30, 2007                               --            --             --          (8,372)          (8,372)
                                            ---------        ------        -------        --------         --------
Balance, June 30, 2007                      7,445,000         7,445         17,055         (45,736)         (21,236)

Unaudited:
Net loss for the three months
 ended September 30, 2007                          --            --             --          (1,472)          (1,472)
                                            ---------        ------        -------        --------         --------
Balance, September 30, 2007                 7,445,000         7,445         17,055         (47,208)         (22,708)

Net loss for the three months
 ended December 31, 2007                           --            --             --          (8,156)          (8,156)
                                            ---------        ------        -------        --------         --------
Balance, December 31, 2007                  7,445,000         7,445         17,055         (55,364)         (30,864)

Net loss for the three months
 ended March 31, 2008                              --            --             --          (4,836)          (4,836)
                                            ---------        ------        -------        --------         --------
Balance, March 31, 2008                     7,445,000        $7,445        $17,055        $(60,200)        $(35,700)
                                            =========        ======        =======        ========         ========


See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                   Cumulative
                                                                                                   during the
                                                                                                development stage
                                                              Nine months ended March 31,      (September 19, 2003
                                                              ---------------------------          to March 31,
                                                                2008               2007               2008)
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $(14,464)          $ (6,752)          $(60,200)
  Changes in operating assets and liabilities
    Accounts payable and accrued liabilities                       180             (5,950)             8,830
                                                              --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES           (14,284)           (12,702)           (51,370)
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related party                                      14,414             11,425             27,439
  Proceeds from sales of common stock                               --                 --             24,500
                                                              --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            14,414             11,425             51,939
                                                              --------           --------           --------
INCREASE (DECREASE) IN CASH                                        130             (1,277)               569

CASH, BEGINNING OF PERIOD                                          439              1,736                 --
                                                              --------           --------           --------

CASH, END OF PERIOD                                           $    569           $    459           $    569
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              --------           --------           --------
  Income taxes paid                                           $     --           $     --           $     --
                                                              --------           --------           --------


See notes to financial statements.

SHADOW MARKETING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

   The unaudited financial statements as of March 31, 2008 and for the three and nine months ended March 31, 2008 and 2007, and for the period September 19, 2003 to March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for three and nine month period ended March 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2008. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date.

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

SHADOW MARKETING, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

5. INCOME TAXES

   No provisions for income taxes have been recorded since the Company has incurred losses since inception.

   Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of March 31, 2008 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2008. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $60,200 net operating loss carryforward expires $12 in year 2024, $16,967 in year 2025, $20,385 in year 2026, $8,372 in year 2027, and $14,464 in year 2028.

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

SOURCES AND USES OF CASH

At March 31, 2008 our current assets consisted of $569 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately one month, provided we do not publish any additional issues of Up & Over Magazine.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the nine-month period ended March 31, 2008. We incurred operating expenses in the amount of $14,464 for the period consisting entirely of general and administrative costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. This evaluation was conducted by Greg Fedun, our chief executive officer and Christopher Paterson, our principal accounting officer.

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

We did not file any current reports on Form 8-K during the three-month period ended March 31, 2008.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2008

Shadow Marketing Inc.


/s/ Greg Fedun
---------------------------------------
Greg Fedun, President and Chief
Executive Officer


/s/ Christopher Paterson
---------------------------------------
Christopher Paterson
Principal Accounting Officer and
Principal Financial Officer