Form 10-K
period 2008-06-30
Shadow Marketing Inc.
filed 2008-09-24
CIK 1343750

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-52278

SHADOW MARKETING INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1281852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1823 W. 7th Avenue, Suite 210
Vancouver. B.C., Canada V6J 5K5
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (604) 805-6340

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

$1,584,700 based on the last sale price of our common stock

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

7,445,000 shares of common stock as at September 22, 2008

PART I

ITEM 1:  BUSINESS

Business Development

We were incorporated pursuant to the laws of Nevada on September 19, 2003.

We are involved in the publication of “Up & Over” Magazine.  Up & Over Magazine contains articles focusing on purchase, training and care of sports horses.  It includes training tips, riding techniques, health concerns and horses for sale. The information that we publish in these articles is of general interest to horse enthusiasts.

The articles in our first issue featured horses for sale, a study of the inflammatory process and the benefits of alternative therapies, the value of a prep-purchase examination, Alberta Warmbloods, riding the uphill horse and setting up a website for your horse business.

While we eventually intend to publish three or four issues of Up & Over Magazine each year, we will not be able to publish any additional issues until we are successful in raising additional funds.  To date, we have published one issue of our magazine that was distributed in the fall of 2005.  Our first issue of Up & Over Magazine contained approximately 30 pages, approximately 25 of which constituted articles and approximately five of which were advertising. We printed 10,000 copies of our first issue of Up & Over Magazine and intend to print at least 10,000 copies of each successive issue.

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

Production Costs

The cost of publishing and distributing one issue of Up & Over Magazine is approximately $15,000.  As a result, we have operated at a net loss since inception.  From our incorporation on September 19, 2003 to June 30, 2008, we have incurred cumulative net losses of $66,531.

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

Government Regulations

We do not expect governmental regulations to materially restrict our business operations.  Existing laws with which we must comply cover issues that include:

•	sales and other taxes;
•	pricing controls;
•	libel and defamation; and
•	copyright and trademark infringement.

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

ITEM 1A: RISK FACTORS

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

IF WE ARE UNABLE TO GENERATE SIGNIFICANT REVENUES FROM OUR OPERATIONS, OUR BUSINESS WILL FAIL.

We have not generated any revenue from inception on September 19, 2003 to June 30, 2008.  If we are unable to generate revenue from the sale of advertising in Up & Over Magazine or by charging a cover price for our magazine, we will not be able to achieve profitability or continue operations.

IF WE CONTINUE TO INCUR NET LOSSES, OUR BUSINESS WILL FAIL

From our incorporation and inception on September 19, 2003 to June 30, 2008, we incurred cumulative net losses of $66,531.  We expect to incur losses in the foreseeable future as our business develops.  Unless we are able to generate profit from our business operations within a reasonable time, our business will fail.

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

IF A MARKET FOR OUR COMMON STOCK DOES DEVELOP, OUR STOCK PRICE MAY BE VOLATILE.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors including:

•	Our ability to complete additional magazine issues;
•	Our ability to generate revenues from advertising and magazine sales;
•	Increased competition from competitors who offer similar advertising opportunities; and
•	Our financial condition and results of our operations.

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

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties.  We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements.  You should not place too much reliance on these forward-looking statements.  Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2:  PROPERTIES

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol SDWM.  However, no trades of our shares of common stock occurred through the facilities of the OTC Bulletin Board during the fiscal year ended June 30, 2008.

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

ITEM 6:  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

We were incorporated pursuant to the laws of Nevada on September 19, 2003.  During the year ended June 30, 2005, we published the first issue of our magazine, “Up & Over”.  The first edition was distributed to retailers without charge and it has not yet been determined whether a market exists for the magazine. Although the Company plans to publish three to four issues per year, it has not published and distributed a second issue due to a lack of working capital.

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

As well, we anticipate spending an additional $15,000 on administrative costs such as accounting and auditing fees, legal fees and fees payable in connection with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be $60,000.

Sources and Uses of Cash

At June 30, 2008, our current assets consisted of $558 in cash. Accordingly, we will have to raise additional funds in the next twelve months in order to sustain and expand our operations.  We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We have and will continue to seek to obtain short-term loans from our directors, although future arrangement for additional loans have been made.  We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Results Of Operations

We did not earn any revenues from our incorporation on September 19, 2003 to June 30, 2008. We incurred operating expenses in the amount of $67,107 for the period from our inception on September 19, 2003 to June 30, 2008. These operating expenses were comprised of magazine publication costs of $16,755 and general and administrative costs of $50,352.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Shadow Marketing Inc.

I have audited the accompanying balance sheet of Shadow Marketing Inc. (the Company), a development stage company, as of June 30, 2008 and the related statements of operations, stockholders’ equity, and cash flows for the period September 19, 2003 (date of inception) to June 30, 2008. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadow Marketing Inc., a development stage company, as of June 30, 2008 and the results of its operations and its cash flows for the period September 19, 2003 (date of inception) to June 30, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
September 17, 2008

Shadow Marketing Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)

	June 30,	June 30,
	2008	2007
ASSETS

Current Assets
Cash	$558	$439

Total Assets	$558	$439

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable and accrued liabilities	$13,230	$8,650
Due to related party	29,359	13,025

Total current liabilities	42,589	21,675

Stockholders' Equity (Deficiency)
Common stock, $0.001 par value authorized: 200,000,000 shares	—	—
Issued and outstanding:
7,445,000 and 7,445,000 shares, respectively	7,445	7,445
Additional paid-in capital	17,055	17,055
Deficit accumulated during the development stage	(66,531)	(45,736)

Total stockholders' equity (deficiency)	(42,031)	(21,236)

Total Liabilities and Stockholders' Equity (Deficiency)	$558	$439

See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Year ended June 30, 2008	Year ended June 30, 2007	Period from September 19, 2003 (Date of Inception) to June 30, 2008

Revenue
Advertising revenue	$—	$—	$576
Total Revenue	—	—	576

Expenses
Magazine publication costs	—	—	16,755
General and administrative	20,795	8,372	50,352
Total Costs and Expenses	20,795	8,372	67,107

Net Income (Loss)	$(20,795)	$(8,372)	$(66,531)

Net Income (Loss) per share
Basic and diluted	$(0.00)	$(0.00)

Number of common shares used to compute net income (loss) per share
Basic and Diluted	7,445,000	7,445,000

See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period September 19, 2003 (inception) to June 30, 2008
(Expressed in US Dollars)

	Common Stock, $0.001 Par Value		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Net loss for the Period
September 19, 2003 to June 30, 2004	—	$—	$—	$(12)	$(12)
Balance, June 30, 2004	—	—	—	(12)	(12)

Shares sold at $0.001 per share in December 2004	6,000,000	6,000	—	0	6,000
Shares sold at $0.01 per share in March 2005	1,400,000	1,400	12,600	0	14,000
Shares sold at $0.10 per share in April 2005	45,000	45	4,455	0	4,500
Net loss for the year ended June 30, 2005	—	—	—	(16,967)	(16,967)
Balance, June 30, 2005	7,445,000	7,445	17,055	(16,979)	7,521

Net loss for the year ended June 30, 2006	—	—	—	(20,385)	(20,385)
Balance, June 30, 2006	7,445,000	7,445	17,055	(37,364)	(12,864)

Net loss for the year ended June 30, 2007	—	—	—	(8,372)	(8,372)
Balance, June 30, 2007	7,445,000	7,445	17,055	(45,736)	(21,236)

Net loss for the year ended June 30, 2008	—	—	—	(20,795)	(20,795)

Balance, June 30, 2008	7,445,000	$7,445	$17,055	$(66,531)	$(42,031)

See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

	Year ended June 30, 2008	Year ended June 30, 2007	Period from September 19, 2003 (Date of Inception) to June 30, 2008
Cash Flows from Operating Activities
Net income (loss)	$(20,795)	$(8,372)	$(66,531)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	4,580	(5,950)	13,230
Net cash provided by (used for) operating activities	(16,215)	(14,322)	(53,301)

Cash Flows from Financing Activities
Loans from related party	16,334	13,025	29,359
Proceeds from sales of common stock	—	—	24,500
Net cash provided by (used for) financing activities	16,334	13,025	53,859

Increase (decrease) in cash	119	(1,297)	558

Cash, beginning of period	439	1,736	—

Cash, end of period	$558	$439	$558

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See notes to financial statements.

SHADOW MARKETING  INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

Note 1. Organization and Business Operations

Shadow Marketing Inc. (the “Company") was incorporated in the State of Nevada on September 19, 2003.  The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. During the year ended June 30, 2005, the Company started to publish "Up & Over", a magazine planned to contain articles focusing on the purchase, training, and care of sports horses.  In the year ended June 30, 2006, the first issue was published and distributed to outlets without charge.  Although the Company plans to publish three to four issues per year, it has not published and distributed a second issue due to a lack of working capital.

On March 6, 2007, in connection with a then potential acquisition, the Company changed its name to D2Fusion Corp. and increased its authorized common stock, $0.001 par value, from 75,000,000 shares to 200,000,000 shares. Shortly thereafter, the Company decided not to pursue this acquisition.  In September 2007, the name was changed back to Shadow Marketing Inc.

These financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities   in the normal course of business.  However, as of June 30, 2008, the Company had cash of $558 and a stockholders’ deficiency of $42,031.  Further, since   inception, the Company has had revenues of $576 and has incurred a net loss of $66,531.  These factors create substantial doubt as to the Company’s   ability to continue as a going concern.  The Company plans to improve its   financial condition by obtaining new financing.  However,  there  is  no   assurance  that  the  Company  will  be  successful  in  accomplishing   this   objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

a)	Basis of Presentation

The Company has been presented as a “Development Stage Company” in accordance with Statement of Financial Accounting Standards (“SFAS”) No.7, “Accounting and Reporting by Development Stage Enterprises”. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is June 30.

b)	Use of Estimates

The preparation of these financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares

SHADOW MARKETING  INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible securities using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the period September 19, 2003 (inception) to June 30, 2008, the Company has had no other items (than net loss) that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

f)	Financial Instruments

The fair values of the Company’s financial instruments, consisting of cash, accounts payable and accrued liabilities and due to related party, approximate their carrying values due to the immediate or short-term maturity of the financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.
.
g)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

h)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

SHADOW MARKETING  INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

i)	Revenue Recognition

Advertising Revenue is recognized over the period which the related magazine issue(s) are expected to be distributed. Magazine publication costs are expensed as incurred.

j)	Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Note 3. Related Party Transactions

The due to related party is due a Company officer and director, does not bear interest, and is due on demand.

Note 4. Stockholders’ Equity

At June 30, 2008, the Company had no stock option plan, warrants or other dilutive securities outstanding.

Note 5. Income Taxes

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

	Year Ended	Year Ended	Period from September 19, 2003 (Date of Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

Expected tax at 35%	$(7,278)	$(2,930)	$(23,286)
Increase in valuation allowance	7,278	2,930	23,286
Income tax provision	$-	$-	$-

SHADOW MARKETING  INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

Significant components of the Company’s deferred income tax assets are as follows:

	June 30,	June 30,
	2008	2007

Net operating loss carryforword	$(23,286)	$16,008
Valuation allowance	23,286	(16,008)
Net deferred tax assets	$-	$-

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $23,286 at June 30, 2008 attributable to the future utilization of the net operating loss carryforward of $66,531 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The  Company  will  continue  to review  this  valuation  allowance  and make   adjustments  as  appropriate.  The $66,531 net  operating  loss  carryforward  expires $ 12 in year 2024,  $16,967 in year 2025,  $20,385 in year 2026,  $8,372 in year 2027 and $20,795 in year 2028.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 6. Commitments and Contingencies

Rental agreement – The Company has been using office space provided by an officer and director at no cost to the Company.

Conflicts of interest – Officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, they may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2008 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

ITEM 9B:  OTHER INFORMATION

Not applicable.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director	Age

Greg Fedun	40
Christopher Paterson	42

Executive Officers:

Name of Officer	Age	Office

Greg Fedun	40	President and C.E.O.
Christopher Paterson	42	Secretary and Treasurer

Biographical Information

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Greg Fedun has acted as our president and as a director since our inception.  He acted as a director of Iciena Ventures Inc., a British Columbia and Alberta reporting issuer involved in diamond property exploration from March 2002 to March 2006.  From August 2002 to September 2003, Mr. Fedun acted as a director of Candorado Operating Company Ltd., a British Columbia and Alberta reporting issuer involved in mineral property exploration.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended June 30, 2008 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Greg Fedun	0	0	0
(President CEO and director)

Christopher Paterson	0	0	0
(Secretary, treasurer and director)

ITEM 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2008, 2007 and 2006:

Annual Compensation

						Restricted
					Other	Stock	Options/	LTIP	Other
Name	Title	Year	Salary	Bonus	Comp.	Awarded	SARs(#)	Payouts($)	Comp

Greg Fedun	Pres.	2008	$0	0	0	0	0	0	0
	CEO	2007	$0	0	0	0	0	0	0
	& Dir	2006	$0	0	0	0	0	0	0

Chris Paterson	Sec.	2008	$0	0	0	0	0	0	0
	Tres. &	2007	$0	0	0	0	0	0	0
	Dir	2006	$0	0	0	0	0	0	0

Stock Option Grants

We have not granted any stock options to the executive officer since our inception.

Consulting Agreements

We do not have any employment or consulting agreement with Mr. Fedun or Mr. Paterson. We do not pay them any amount for acting as directors.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of the date of this annual report, and by the officers and directors, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class

Common Stock	Greg Fedun	2,000,000	26.86%
	President and Director
	463 Grainger Road
	Kelowna, British Columbia
	Canada

Common Stock	Christopher Paterson	2,000,000	26.86%
	Director, Secretary and Treasurer
	1823 W 7th Avenue, Suite 210
	Vancouver, B.C.
	Canada

Common Stock	All Officers and Directors	4,000,000	53.72%
	as a Group that consists of two people

The percent of class is based on 7,445,000 shares of common stock issued and outstanding as of the date of this annual report.

There are no arrangements that may result in our change in control of the company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or officers;
•	Any person proposed as a nominee for election as a director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
•	Either of our promoters, Greg Fedun and Christopher Paterson;
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Michael T. Studer, C.P.A., P.C., rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	June 30, 2008	June 30, 2007
Audit fees	$10,500	$7,000
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-Q.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15:  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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
Date: September 22, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Greg Fedun
Greg Fedun
President, CEO & Director
Date: September 22, 2008

By	/s/ Christopher Paterson
Christopher Paterson
Secretary, Treasurer and Director
Date: September 22, 2008