Form 10-Q
period 2008-09-30
Shadow Marketing Inc.
filed 2008-11-13
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended September 30, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period __________ to __________

                        Commission File Number 000-52278


                              SHADOW MARKETING INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                          26-1281852
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

    1823 West 7th Avenue, Suite 210
  Vancouver, British Columbia, Canada                        V6J 5K5
(Address of principal executive offices)                    (Zip Code)

          Issuer's telephone number, including area code: 604-805-6340

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Shadow Marketing Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                         September 30,        June 30,
                                                                             2008               2008
                                                                           --------           --------
                                                                         (Unaudited)          (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                     $  4,265           $    558
                                                                           --------           --------

TOTAL ASSETS                                                               $  4,265           $    558
                                                                           ========           ========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $  8,730           $ 13,230
  Due to related party                                                       39,359             29,359
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                    48,089             42,589
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $0.001 par value
    Authorized: 200,000,000 shares                                               --                 --
    Issued and outstanding:
    7,445,000 and 7,445,000 shares, respectively                              7,445              7,445
  Additional paid-in capital                                                 17,055             17,055
  Deficit accumulated during the development stage                          (68,324)           (66,531)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (43,824)           (42,031)
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $  4,265           $    558
                                                                           ========           ========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------


                                                                              Cumulative during the
                                               Three months ended               development stage
                                                   September 30,             (September 19, 2003 to
                                         -------------------------------          September 30,
                                            2008                 2007                 2008)
                                         ----------           ----------           ----------
REVENUE
  Advertising revenue                    $       --           $       --           $      576
                                         ----------           ----------           ----------
Total Revenue                                    --                   --                  576
                                         ==========           ==========           ==========
EXPENSES
  Magazine publication costs                     --                   --               16,755
  General and administrative                  1,793                1,472               52,145
                                         ----------           ----------           ----------
Total Costs and Expenses                      1,793                1,472               68,900
                                         ----------           ----------           ----------

NET LOSS                                 $   (1,793)          $   (1,472)          $  (68,324)
                                         ==========           ==========           ==========
NET LOSS PER SHARE
  Basic and diluted                      $    (0.00)          $    (0.00)
                                         ==========           ==========

NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
  Basic and Diluted                       7,445,000            7,445,000
                                         ==========           ==========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period September 19, 2003 (inception) to September 30, 2008
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                 Common Stock,                          Accumulated         Total
                                                $0.001 Par Value          Additional     During the      Stockholders'
                                             ----------------------        Paid-in       Development        Equity
                                             Shares          Amount        Capital         Stage         (Deficiency)
                                             ------          ------        -------         -----         ------------
Net loss for the Period
 September 19, 2003 to
 June 30, 2004                                    --       $      --      $      --      $     (12)       $     (12)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2004                            --              --             --            (12)             (12)
Shares sold at $0.001 per share
 in December 2004                          6,000,000           6,000             --              0            6,000
Shares sold at $0.01 per share
 in March 2005                             1,400,000           1,400         12,600              0           14,000
Shares sold at $0.10 per share
 in April 2005                                45,000              45          4,455              0            4,500
Net loss for the year
 ended June 30, 2005                              --              --             --        (16,967)         (16,967)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2005                     7,445,000           7,445         17,055        (16,979)           7,521
Net loss for the year
 ended June 30, 2006                              --              --             --        (20,385)         (20,385)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2006                     7,445,000           7,445         17,055        (37,364)         (12,864)
Net loss for the year
 ended June 30, 2007                              --              --             --         (8,372)          (8,372)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2007                     7,445,000           7,445         17,055        (45,736)         (21,236)
Net loss for the year
 ended June 30, 2008                              --              --             --        (20,795)         (20,795)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2008                     7,445,000           7,445         17,055        (66,531)         (42,031)

Unaudited:
Net loss for the three months
 ended September 30, 2008                         --              --             --         (1,793)          (1,793)
                                           ---------       ---------      ---------      ---------        ---------
Balance, September 30, 2008                7,445,000       $   7,445      $  17,055      $ (68,324)       $ (43,824)
                                           =========       =========      =========      =========        =========


See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Cumulative during the
                                                               Three months ended          development stage
                                                                   September 30,         (September 19, 2003 to
                                                          ---------------------------         September 30,
                                                            2008               2007               2008)
                                                          --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                                       $ (1,793)          $ (1,472)          $(68,324)
  Changes in operating assets and liabilities
    Accounts payable and accrued liabilities                (4,500)               220              8,730
                                                          --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES        (6,293)            (1,252)           (59,594)
                                                          --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related party                                  10,000              5,300             39,359
  Proceeds from sales of common stock                           --                 --             24,500
                                                          --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES        10,000              5,300             63,859
                                                          --------           --------           --------

INCREASE (DECREASE) IN CASH                                  3,707              4,048              4,265

CASH, BEGINNING OF PERIOD                                      558                439                 --
                                                          --------           --------           --------

CASH, END OF PERIOD                                       $  4,265           $  4,487           $  4,265
                                                          ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                           $     --           $     --           $     --
                                                          --------           --------           --------

  Income taxes paid                                       $     --           $     --           $     --
                                                          --------           --------           --------


See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

     The unaudited financial statements as of September 30, 2008 and for the three months ended September 30, 2008 and 2007, and for the period September 19, 2003 to September 30, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the periods ended September 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended September 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2008 as included in our report on Form 10-K.

2. ORGANIZATION AND BUSINESS OPERATIONS

     Shadow Marketing Inc. (the "Company") was incorporated in the State of Nevada on September 19, 2003. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standards ("SFAS") No. 7. During the year ended June 30, 2005, the Company started to publish "Up & Over", a magazine planned to contain articles focusing on the purchase, training, and care of sports horses. In the year ended June 30, 2006, the first issue was published and distributed to outlets without charge. Although the Company plans to publish three to four issues per year, it has not published and distributed a second issue due to a lack of working capital.

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

5. INCOME TAXES

     The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income (loss) before income taxes. The sources of the difference follow:

                                                                                  Period from
                                                                                September 19, 2003
                                            Three Months       Three Months         (Date of
                                               Ended              Ended           Inception) to
                                            September 30,      September 30,      September 30,
                                                2008               2007               2008
                                              --------           --------           --------
     Expected tax at 35%                      $   (628)          $   (515)          $(23,914)
     Increase in valuation allowance               628                515             23,914
                                              --------           --------           --------
     Income tax provision                     $     --           $     --           $     --
                                              ========           ========           ========

     Significant components of the Company's deferred income tax assets are as follows:

                                            September 30,        June 30,
                                                2008               2008
                                              --------           --------
     Net operating loss carryforword          $(23,914)          $(23,286)
     Valuation allowance                        23,914             23,286
                                              --------           --------
     Net deferred tax assets                  $     --           $     --
                                              ========           ========

     Based  on  management's  present  assessment,   the  Company  has  not  yet
     determined it to be more likely than not that a deferred tax asset of $23,914 at September 30, 2008 attributable to the future utilization of the net operating loss carryforward of $68,324 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $68,324 net operating loss carryforward expires $ 12 in year 2024, $16,967 in year 2025, $20,385 in year 2026, $8,372 in year 2027, $20,795 in year 2028, and
     $1,793 in year 2029.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

SOURCES AND USES OF CASH

At September 30, 2008 our current assets consisted of $4,265 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately one month, provided we do not publish any additional issues of Up & Over Magazine.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended September 30, 2008. We incurred operating expenses in the amount of $1,793 for the period consisting entirely of general and administrative costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. This evaluation was conducted by Greg Fedun, our chief executive officer and Christopher Paterson, our principal accounting officer.

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

                          PART II - OTHER INFORMATION

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

We did not file any current reports on Form 8-K during the three-month period ended September 30, 2008.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 10, 2008

Shadow Marketing Inc.


/s/ Greg Fedun
--------------------------------------
Greg Fedun, President and Chief
Executive Officer


/s/ Christopher Paterson
--------------------------------------
Christopher Paterson
Principal accounting officer and
principal financial officer