Form 10-Q
period 2008-12-31
Shadow Marketing Inc.
filed 2009-02-05
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended December 31, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ___________ to ___________

                        Commission File Number 000-52278


                              SHADOW MARKETING INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                           26-1281852
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

         17365 S.W. 13th Street
        Pembroke Pines, Florida                               33029
(Address of principal executive offices)                    (Zip Code)

          Issuer's telephone number, including area code: 954-562-3017

 1823 West 7th Avenue, Suite 210, Vancouver, British Columbia, Canada, V6J 5K5
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                          December 31,        June 30,
                                                                             2008               2008
                                                                           --------           --------
                                                                         (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $  2,318           $    558
                                                                           --------           --------

TOTAL ASSETS                                                               $  2,318           $    558
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $  8,650           $ 13,230
  Due to related party                                                       40,209             29,359
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                    48,859             42,589
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $0.001 par value
    Authorized: 200,000,000 shares                                               --                 --
    Issued and outstanding:
    7,445,000 and 7,445,000 shares, respectively                              7,445              7,445
  Additional paid-in capital                                                 17,055             17,055
  Deficit accumulated during the development stage                          (71,041)           (66,531)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (46,541)           (42,031)
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $  2,318           $    558
                                                                           ========           ========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                        Cumulative during
                                                                                                       the development stage
                                Three months ended December 31,       Six months ended December 31,   (September 19, 2003 to
                                -------------------------------      -------------------------------       December 31,
                                   2008                 2007            2008                 2007             2008)
                                ----------           ----------      ----------           ----------       ----------
REVENUE
  Advertising revenue           $       --           $       --      $       --           $       --       $      576
                                ----------           ----------      ----------           ----------       ----------
Total Revenue                           --                   --              --                   --              576
                                ==========           ==========      ==========           ==========       ==========
EXPENSES
  Magazine publication costs            --                   --          16,755
  General and administrative         2,717                8,156           4,510                9,628           54,862
                                ----------           ----------      ----------           ----------       ----------
Total Costs and Expenses             2,717                8,156           4,510                9,628           71,617
                                ----------           ----------      ----------           ----------       ----------

NET LOSS                            (2,717)          $   (8,156)     $   (4,510)          $   (9,628)      $  (71,041)
                                ==========           ==========      ==========           ==========       ==========

NET LOSS PER SHARE
  Basic and diluted                  (0.00)          $    (0.00)     $    (0.00)          $    (0.00)
                                ==========           ==========      ==========           ==========
NUMBER OF COMMON SHARES USED
TO COMPUTE LOSS PER SHARE
  Basic and Diluted              7,445,000            7,445,000       7,445,000            7,445,000
                                ==========           ==========      ==========           ==========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period September 19, 2003 (inception) to December 31, 2008
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                 Common Stock,                          Accumulated         Total
                                                $0.001 Par Value          Additional     During the      Stockholders'
                                             ----------------------        Paid-in       Development        Equity
                                             Shares          Amount        Capital         Stage         (Deficiency)
                                             ------          ------        -------         -----         ------------
Net loss for the Period
 September 19, 2003 to
 June 30, 2004                                    --       $      --      $      --      $     (12)       $     (12)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2004                            --              --             --            (12)             (12)
Shares sold at $0.001 per share
 in December 2004                          6,000,000           6,000             --              0            6,000
Shares sold at $0.01 per share
 in March 2005                             1,400,000           1,400         12,600              0           14,000
Shares sold at $0.10 per share
 in April 2005                                45,000              45          4,455              0            4,500
Net loss for the year
 ended June 30, 2005                              --              --             --        (16,967)         (16,967)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2005                     7,445,000           7,445         17,055        (16,979)           7,521
Net loss for the year
 ended June 30, 2006                              --              --             --        (20,385)         (20,385)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2006                     7,445,000           7,445         17,055        (37,364)         (12,864)
Net loss for the year
 ended June 30, 2007                              --              --             --         (8,372)          (8,372)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2007                     7,445,000           7,445         17,055        (45,736)         (21,236)
Net loss for the year
 ended June 30, 2008                              --              --             --        (20,795)         (20,795)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2008                     7,445,000           7,445         17,055        (66,531)         (42,031)

Unaudited:
Net loss for the three months
 ended September 30, 2008                         --              --             --         (1,793)          (1,793)
                                           ---------       ---------      ---------      ---------        ---------
Balance, September 30, 2008                7,445,000       $   7,445      $  17,055      $ (68,324)       $ (43,824)

Net loss for the three months
 ended December 31, 2008                          --              --             --         (2,717)          (2,717)
                                           ---------       ---------      ---------      ---------        ---------
Balance, December 31, 2008                 7,445,000       $   7,445      $  17,055      $ (71,041)       $ (46,541)
                                           =========       =========      =========      =========        =========

See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                Cumulative during
                                                                                              the development stage
                                                           Six months ended December 31,      (September 19, 2003 to
                                                          -------------------------------          December 31,
                                                             2008               2007                  2008)
                                                           --------           --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                        $ (4,510)          $ (9,628)             $(71,041)
  Changes in operating assets and liabilities
    Accounts payable and accrued liabilities                 (4,580)               180                 8,650
                                                           --------           --------              --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES         (9,090)            (9,448)              (62,391)
                                                           --------           --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related party                                   10,850             13,344                40,209
  Proceeds from sales of common stock                            --                 --                24,500
                                                           --------           --------              --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES         10,850             13,344                64,709
                                                           --------           --------              --------

INCREASE (DECREASE) IN CASH                                   1,760              3,896                 2,318

CASH, BEGINNING OF PERIOD                                       558                439                    --
                                                           --------           --------              --------

CASH, END OF PERIOD                                        $  2,318           $  4,335              $  2,318
                                                           ========           ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                            $     --           $     --              $     --
                                                           --------           --------              --------
  Income taxes paid                                        $     --           $     --              $     --
                                                           --------           --------              --------


See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2008 and for the three months and six months ended December 31, 2008 and 2007, and for the period September 19, 2003 (inception) to December 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2008 and the results of operations and cash flows for the periods ended December 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended December 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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

SHADOW MARKETING INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

                                                                 Period from
                                                              September 19, 2003
                                 Six Months     Six Months        (Date of
                                   Ended          Ended         Inception) to
                                 December 31,   December 31,     December 31,
                                    2008           2007             2008
                                  --------       --------         --------
Expected tax at 35%               $ (1,578)      $ (3,370)        $(24,864)
Increase in valuation allowance      1,578          3,370           24,864
                                  --------       --------         --------
Income tax provision              $     --       $     --         $     --
                                  ========       ========         ========

Significant components of the Company's deferred income tax assets are as follows:

                                                 December 31,     June 30,
                                                    2008            2008
                                                  --------        --------
Net operating loss carryforward                   $ 24,864        $ 23,286
Valuation allowance                                (24,864)        (23,286)
                                                  --------        --------
Net deferred tax assets                           $     --        $     --
                                                  ========        ========

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $24,864 at December 31, 2008 attributable to the future utilization of the net operating loss carryforward of $71,041 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $71,041 net operating loss carryforward expires $ 12 in year 2024, $16,967 in year 2025, $20,385 in year 2026, $8,372 in year 2027, $20,795 in year 2028, and $4,510 in year 2029.

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

SOURCES AND USES OF CASH

At December 31, 2008 our current assets consisted of $2,318 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately one month, provided we do not publish any additional issues of Up & Over Magazine.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the six-month period ended December 31, 2008. We incurred operating expenses in the amount of $2,717 for the period consisting entirely of general and administrative costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. This evaluation was conducted by Greg Fedun, our chief executive officer and Christopher Paterson, our principal accounting officer.

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

We did not file any current reports on Form 8-K during the six-month period ended December 31, 2008.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 4, 2009

Shadow Marketing Inc.


/s/ Greg Fedun
------------------------------------
Greg Fedun, President and Chief
Executive Officer


/s/ Christopher Paterson
------------------------------------
Christopher Paterson
Principal Accounting Officer and
Principal Financial Officer