Form 10-Q
period 2009-03-31
Shadow Marketing Inc.
filed 2009-05-06
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended March 31, 2009

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

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
(Expressed in US Dollars)
--------------------------------------------------------------------------------


                                                                          March 31,          June 30,
                                                                            2009               2008
                                                                          --------           --------
                                                                        (Unaudited)          (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  1,838           $    558
                                                                          --------           --------

TOTAL ASSETS                                                              $  1,838           $    558
                                                                          ========           ========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                $  8,650           $ 13,230
  Due to related party                                                      42,460             29,359
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                   51,110             42,589
                                                                          --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $0.001 par value
   Authorized: 200,000,000 shares                                               --                 --
   Issued and outstanding:
   7,445,000 and 7,445,000 shares, respectively                              7,445              7,445
  Additional paid-in capital                                                17,055             17,055
  Deficit accumulated during the development stage                         (73,772)           (66,531)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                    (49,272)           (42,031)
                                                                          --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                   $  1,838           $    558
                                                                          ========           ========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                       Cumulative during
                                                                                                     the development stage
                                   Three months ended March 31,       Nine months ended March 31,   (September 19, 2003 to
                                   ----------------------------      ----------------------------          March 31,
                                      2009              2008            2009              2008               2009)
                                   ----------        ----------      ----------        ----------         ----------
REVENUE
  Advertising revenue              $       --        $       --      $       --        $       --         $      576
                                   ----------        ----------      ----------        ----------         ----------
Total Revenue                              --                --              --                --                576
                                   ==========        ==========      ==========        ==========         ==========
EXPENSES
  Magazine publication costs               --                --              --                --             16,755
  General and administrative            2,731             4,836           7,241            14,464             57,593
                                   ----------        ----------      ----------        ----------         ----------
Total Costs and Expenses                2,731             4,836           7,241            14,464             74,348
                                   ----------        ----------      ----------        ----------         ----------

NET LOSS                           $   (2,731)       $   (4,836)     $   (7,241)       $  (14,464)        $  (73,772)
                                   ==========        ==========      ==========        ==========         ==========

NET LOSS PER SHARE
   Basic and diluted               $    (0.00)       $    (0.00)     $    (0.00)       $    (0.00)
                                   ==========        ==========      ==========        ==========

NUMBER OF COMMON SHARES USED TO
COMPUTE LOSS PER SHARE
   Basic and Diluted                7,445,000         7,445,000       7,445,000         7,445,000
                                   ==========        ==========      ==========        ==========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period September 19, 2003 (inception) to March 31, 2009
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                 Common Stock,                          Accumulated         Total
                                                $0.001 Par Value          Additional     During the      Stockholders'
                                             ----------------------        Paid-in       Development        Equity
                                             Shares          Amount        Capital         Stage         (Deficiency)
                                             ------          ------        -------         -----         ------------
Net loss for the Period
 September 19, 2003 to
 June 30, 2004                                    --       $      --      $      --      $     (12)       $     (12)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2004                            --              --             --            (12)             (12)
Shares sold at $0.001 per share
 in December 2004                          6,000,000           6,000             --              0            6,000
Shares sold at $0.01 per share
 in March 2005                             1,400,000           1,400         12,600              0           14,000
Shares sold at $0.10 per share
 in April 2005                                45,000              45          4,455              0            4,500
Net loss for the year
 ended June 30, 2005                              --              --             --        (16,967)         (16,967)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2005                     7,445,000           7,445         17,055        (16,979)           7,521
Net loss for the year
 ended June 30, 2006                              --              --             --        (20,385)         (20,385)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2006                     7,445,000           7,445         17,055        (37,364)         (12,864)
Net loss for the year
 ended June 30, 2007                              --              --             --         (8,372)          (8,372)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2007                     7,445,000           7,445         17,055        (45,736)         (21,236)
Net loss for the year
 ended June 30, 2008                              --              --             --        (20,795)         (20,795)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2008                     7,445,000           7,445         17,055        (66,531)         (42,031)

Unaudited:
Net loss for the three months
 ended September 30, 2008                         --              --             --         (1,793)          (1,793)
                                           ---------       ---------      ---------      ---------        ---------
Balance, September 30, 2008                7,445,000           7,445         17,055        (68,324)         (43,824)
Net loss for the three months
 ended December 31, 2008                          --              --             --         (2,717)          (2,717)
                                           ---------       ---------      ---------      ---------        ---------
Balance, December 31, 2008                 7,445,000           7,445         17,055        (71,041)         (46,541)

Net loss for the three months
 ended March 31, 2009                             --              --             --         (2,731)          (2,731)
                                           ---------       ---------      ---------      ---------        ---------
Balance, March 31, 2009                    7,445,000       $   7,445      $  17,055      $ (73,772)       $ (49,272)
                                           =========       =========      =========      =========        =========

See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                Cumulative during
                                                                                              the development stage
                                                              Nine months ended March 31,    (September 19, 2003 to
                                                              ---------------------------           March 31,
                                                                2009               2008               2009)
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (7,241)          $(14,464)          $(73,772)
  Changes in operating assets and liabilities
    Accounts payable and accrued liabilities                    (4,580)               180              8,650
                                                              --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES           (11,821)           (14,284)           (65,122)
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related party                                      13,101             14,414             42,460
  Proceeds from sales of common stock                               --                 --             24,500
                                                              --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            13,101             14,414             66,960
                                                              --------           --------           --------
INCREASE (DECREASE) IN CASH                                      1,280                130              1,838

CASH, BEGINNING OF PERIOD                                          558                439                 --
                                                              --------           --------           --------

CASH, END OF PERIOD                                           $  1,838           $    569           $  1,838
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              --------           --------           --------
  Income taxes paid                                           $     --           $     --           $     --
                                                              --------           --------           --------


See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

1. INTERIM FINANCIAL STATEMENTS

     The unaudited financial statements as of March 31, 2009 and for the three months and nine months ended March 31, 2009 and 2008, and for the period September 19, 2003 (inception) to March 31, 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the periods ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2009. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date.

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

SHADOW MARKETING INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
--------------------------------------------------------------------------------

                                                                                  Period from
                                                                               September 19, 2003
                                             Nine Months        Nine Months         (Date of
                                               Ended              Ended           Inception) to
                                              March 31,          March 31,          March 31,
                                                2009               2008               2009
                                              --------           --------           --------
     Expected tax at 35%                      $ (2,534)          $ (5,062)          $(25,820)
     Increase in valuation allowance             2,534              5,062             25,820
                                              --------           --------           --------
     Income tax provision                     $     --           $     --           $     --
                                              ========           ========           ========

     Significant components of the Company's deferred income tax assets are as follows:

                                              March 31,           June 30,
                                                2009               2008
                                              --------           --------
     Net operating loss carryforward          $ 25,820           $ 23,286
     Valuation allowance                       (25,820)           (23,286)
                                              --------           --------
     Net deferred tax assets                  $     --           $     --
                                              ========           ========

     Based  on  management's  present  assessment,   the  Company  has  not  yet
     determined it to be more likely than not that a deferred tax asset of $25,820 at March 31, 2009 attributable to the future utilization of the net operating loss carryforward of $73,772 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $73,772 net operating loss carryforward expires $ 12 in year 2024, $16,967 in year 2025, $20,385 in year 2026, $8,372 in year 2027, $20,795 in year 2028, and $7,241 in year
     2029.

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

SOURCES AND USES OF CASH

At March 31, 2009, our current assets consisted of $1,838 in cash. With these funds, we will only be able to satisfy our cash requirements for approximately one month, provided we do not publish any additional issues of Up & Over Magazine.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the nine-month period ended March 31, 2009. We incurred operating expenses in the amount of $7,241 for the period consisting entirely of general and administrative costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. This evaluation was conducted by Greg Fedun, our chief executive officer and Christopher Paterson, our principal accounting officer.

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

31.1 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the nine-month period ended March 31, 2009.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 5, 2009

Shadow Marketing Inc.


/s/ Greg Fedun
--------------------------------
Greg Fedun, President and Chief
Executive Officer


/s/ Christopher Paterson
--------------------------------
Christopher Paterson
Principal Accounting Officer and
Principal Financial Officer