Form 10-K
period 2009-06-30
Shadow Marketing Inc.
filed 2009-09-09
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended June 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission file number: 000-52278

                              SHADOW MARKETING INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                         26-1281852
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

                             17365 S.W. 13th Street
                         Pembroke Pines, Florida, 33029
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (954) 562-3017

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
     None                                               None

Securities to be registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                       Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter

           $1,584,700 based on the last sale price of our common stock

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

            7,445,000 shares of common stock as at September 9, 2009

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

ITEM 1:  BUSINESS ..........................................................   3

ITEM 1A: RISK FACTORS ......................................................   3

ITEM 2:  PROPERTIES ........................................................   5

ITEM 3:  LEGAL PROCEEDINGS .................................................   5

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   5

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........   5

ITEM 6:  SELECTED FINANCIAL DATA ...........................................   5

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .........   5

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........   6

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................   7

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES .............................................  16

ITEM 9A: CONTROLS AND PROCEDURES ...........................................  16

ITEM 9B: OTHER INFORMATION .................................................  17

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE ............  17

ITEM 11: EXECUTIVE COMPENSATION ............................................  18

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS ...................................  19

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE ......................................................  19

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES ............................  19

ITEM 15:  EXHIBITS AND REPORTS .............................................  20

                                     PART I

ITEM 1: BUSINESS

We were incorporated pursuant to the laws of Nevada on September 19, 2003. We commenced business operations in 2005 when we published the first issue of Up & Over Magazine. Up & Over Magazine contained articles focusing on the purchase, training and care of sports horses. It included training tips, riding techniques, health concerns and horses for sale.

While we intended to publish three or four issues of Up & Over Magazine each year, we were unable to publish any additional issues due to our inability to raise additional funds to cover design, printing and publication costs. Following publication of the first issue of our magazine, all administrative costs and expenses incurred in connection with complying with our obligations as a reporting issuer were covered by one of our directors.

Due to our difficulties in raising additional funds to cover our planned operations in the publishing industry, we are currently reviewing other potential asset acquisitions in various sectors. Currently, we are in the process of completing a due diligence investigation of an opportunity in the technology sector. However, there is no guarantee that we will be able to reach any agreement to acquire such assets or any others.

EMPLOYEES

We currently have no employees.

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

BECAUSE WE DO NOT HAVE ANY BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE

We were incorporated on September 19, 2003 and did not commence active business operations until 2005 when we published our first and only issue of Up & Over Magazine. We were unsuccessful in this initial business plan and are now seeking to acquire an interest in alternative assets. We may not be able to identify and acquire any interest in suitable business assets.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will fail.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We have incurred losses since our inception resulting in an accumulated deficit of $80,387 at June 30, 2009. Further losses are anticipated in the acquisition and development of a business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

OUR BUSINESS WILL FAIL UNLESS WE ARE ABLE TO RAISE ADDITIONAL FUNDS FOR AN ASSET ACQUISITION AND FOR OPERATIONS.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development. As of June 30, 2009, we had cash in the amount of $122. We currently do not have any operations and we have no income. We will require additional funds to review, acquire and develop business assets. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

UNLESS A PUBLIC MARKET DEVELOPS FOR OUR COMMON STOCK, OUR SHAREHOLDERS MAY NOT BE ABLE TO SELL THEIR SHARES.

Although our shares of common stock are quoted for trading on the OTC Bulletin Board, there is no established market for our common stock and we cannot assure you that an active trading market will develop and be sustained. Without a public market, it may be difficult for an investor to find a buyer for our common stock.

BECAUSE OUR DIRECTORS AND OFFICERS OWN 53.73% OF OUR OUTSTANDING COMMON STOCK, THEY COULD MAKE AND CONTROL CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER SHAREHOLDERS.

Greg Fedun and Christopher Paterson, our directors and officers, collectively own 53.73% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations, and the sale of all or substantially all of our assets. They will also have the power to prevent or cause a change in control. The interests of our directors may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

OUR COMMON SHARES ARE CONSIDERED PENNY STOCK, WHICH LIMITS AN INVESTOR'S ABILITY TO SELL THE STOCK.

Our shares of common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

ITEM 2: PROPERTIES

We do not own an interest in any real property. Our secretary and treasurer, Christopher Paterson, provides office space to us at 17365 S.W. 13th Street, Pembroke Pines, Florida, 33029.

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

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol SDWM. However, no trades of our shares of common stock occurred through the facilities of the OTC Bulletin Board during the fiscal year ended June 30, 2009.

We have 17 shareholders of record as at the date of this annual report.

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

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW AND CASH REQUIREMENTS

Our plan of operation for the twelve months following the date of this annual report is to continue to review potential asset acquisitions in various sectors. Currently, we are in the process of completing a due diligence investigation of an opportunity in the technology sector. However, there is no guarantee that we will be able to reach any agreement to acquire such assets or any others.

As well, in the next 12 months we anticipate spending an additional $15,000 on administrative fees, including fees we will incur in complying with reporting obligations.

SOURCES AND USES OF CASH

At June 30, 2009, our current assets consisted of $12 in cash. Accordingly, we will have to raise additional funds in the next twelve months in order to cover our anticipated administrative costs and any costs we incur in conducting due diligence reviews of potential asset acquisitions. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangements for additional loans have been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

RESULTS OF OPERATIONS

We did not earn any revenues from operations in the fiscal year ended June 30, 2009. We incurred operating expenses in the amount of $13,856 during the fiscal year. These operating expenses were comprised entirely of general and administrative costs.

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

ITEM 8: FINANCIAL STATEMENTS


                   REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Shadow Marketing Inc.

I have audited the accompanying balance sheets of Shadow Marketing Inc. (the Company), a development stage company, as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years ended June 30, 2009 and 2008 and for the period September 19, 2003 (date of inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shadow Marketing Inc., a development stage company, as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 and for the period September 19, 2003 (date of inception) to June 30, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Michael T. Studer CPA P.C.
                                               ---------------------------------
                                               Michael T. Studer CPA P.C.

Freeport, New York
September __, 2009

Shadow Marketing Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                           June 30,           June 30,
                                                                             2009               2008
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $    122           $    558
                                                                           --------           --------

TOTAL ASSETS                                                               $    122           $    558
                                                                           ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $ 13,150           $ 13,230
  Due to related party                                                       42,859             29,359
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                    56,009             42,589
                                                                           --------           --------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $0.001 par value
   Authorized: 200,000,000 shares                                                --                 --
   Issued and outstanding:
    7,445,000 and 7,445,000 shares, respectively                              7,445              7,445
  Additional paid-in capital                                                 17,055             17,055
  Deficit accumulated during the development stage                          (80,387)           (66,531)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     (55,887)           (42,031)
                                                                           --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $    122           $    558
                                                                           ========           ========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                         Cumulative
                                                                                         during the
                                                                                     development stage
                                                   Year ended June 30,             (September 19, 2003 to
                                             -------------------------------              June 30,
                                                2009                 2008                   2009)
                                             ----------           ----------             ----------
REVENUE
  Advertising revenue                        $       --           $       --             $      576
                                             ----------           ----------             ----------

Total Revenue                                        --                   --                    576
                                             ==========           ==========             ==========

EXPENSES
  Magazine publication costs                         --                   --                 16,755
  General and administrative                     13,856               20,795                 64,208
                                             ----------           ----------             ----------
Total Costs and Expenses                         13,856               20,795                 80,963
                                             ----------           ----------             ----------

NET INCOME (LOSS)                            $  (13,856)          $  (20,795)            $  (80,387)
                                             ==========           ==========             ==========

NET INCOME (LOSS) PER SHARE
  Basic and diluted                          $    (0.00)          $    (0.00)
                                             ==========           ==========
NUMBER OF COMMON SHARES USED TO
COMPUTE NET INCOME (LOSS) PER SHARE
  Basic and Diluted                           7,445,000            7,445,000
                                             ==========           ==========


See notes to financial statements.

Shadow Marketing Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the period September 19, 2003 (inception) to June 30, 2009
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                          Deficit
                                                 Common Stock,                          Accumulated         Total
                                                $0.001 Par Value          Additional     During the      Stockholders'
                                             ----------------------        Paid-in       Development        Equity
                                             Shares          Amount        Capital         Stage         (Deficiency)
                                             ------          ------        -------         -----         ------------
Net loss for the Period
 September 19, 2003 to
 June 30, 2004                                    --       $      --      $      --      $     (12)       $     (12)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2004                            --              --             --            (12)             (12)

Shares sold at $0.001 per share
 in December 2004                          6,000,000           6,000             --             --            6,000
Shares sold at $0.01 per share
 in March 2005                             1,400,000           1,400         12,600             --           14,000
Shares sold at $0.10 per share
 in April 2005                                45,000              45          4,455             --            4,500
Net loss for the year
 ended June 30, 2005                              --              --             --        (16,967)         (16,967)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2005                     7,445,000           7,445         17,055        (16,979)           7,521

Net loss for the year
 ended June 30, 2006                              --              --             --        (20,385)         (20,385)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2006                     7,445,000           7,445         17,055        (37,364)         (12,864)

Net loss for the year
 ended June 30, 2007                              --              --             --         (8,372)          (8,372)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2007                     7,445,000           7,445         17,055        (45,736)         (21,236)

Net loss for the year
 ended June 30, 2008                              --              --             --        (20,795)         (20,795)
                                           ---------       ---------      ---------      ---------        ---------
Balance, June 30, 2008                     7,445,000           7,445         17,055        (66,531)         (42,031)

Net loss for the year
 ended June 30, 2009                              --              --             --        (13,856)         (13,856)
                                           ---------       ---------      ---------      ---------        ---------

Balance, June 30, 2009                     7,445,000       $   7,445      $  17,055      $ (80,387)       $ (55,887)
                                           =========       =========      =========      =========        =========


See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
--------------------------------------------------------------------------------

                                                                                                   Cumulative
                                                                                                   during the
                                                                                               development stage
                                                                   Year ended June 30,       (September 19, 2003 to
                                                              ---------------------------           June 30,
                                                                2009               2008               2009)
                                                              --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $(13,856)          $(20,795)          $(80,387)
  Changes in operating assets and liabilities
    Accounts payable and accrued liabilities                       (80)             4,580             13,150
                                                              --------           --------           --------
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES           (13,936)           (16,215)           (67,237)
                                                              --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related party                                      13,500             16,334             42,859
  Proceeds from sales of common stock                               --                 --             24,500
                                                              --------           --------           --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            13,500             16,334             67,359
                                                              --------           --------           --------
INCREASE (DECREASE) IN CASH                                       (436)               119                122

CASH, BEGINNING OF PERIOD                                          558                439                 --
                                                              --------           --------           --------

CASH, END OF PERIOD                                           $    122           $    558           $    122
                                                              ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                               $     --           $     --           $     --
                                                              --------           --------           --------
  Income taxes paid                                           $     --           $     --           $     --
                                                              --------           --------           --------


See notes to financial statements.

SHADOW MARKETING INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
--------------------------------------------------------------------------------

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

On March 6, 2007, in connection with a then potential acquisition, the Company changed its name to D2Fusion Corp. and increased its authorized common stock, $0.001 par value, from 75,000,000 shares to 200,000,000 shares. Shortly thereafter, the Company decided not to pursue this acquisition. On September 11, 2007, the name was changed back to Shadow Marketing Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A) BASIS OF PRESENTATION

These financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2009, the Company had cash of $122 and a stockholders' deficiency of $55,887. Further, since inception, the Company has had revenues of $576 and has incurred a net loss of $80,387. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

SHADOW MARKETING INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

I) BASIC AND DILUTED NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for options and warrants and the if-converted method for convertible debt and convertible preferred stock. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti dilutive.

3. DUE TO RELATED PARTY

The due to related party is due a Company officer and director, does not bear interest, and is due on demand.

4. STOCKHOLDER'S EQUITY

At June 30, 2009, the Company had no stock option plan, warrants or other dilutive securities outstanding.

SHADOW MARKETING INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
--------------------------------------------------------------------------------

5. INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory United States federal income tax rate of 35% to income
(loss) before income taxes. The sources of the difference follow:

                                                                 Period from
                                                              September 19, 2003
                                                                  (Date of
                            Year Ended         Year Ended       Inception) to
                             June 30,           June 30,           June 30,
                               2009               2008               2009
                             --------           --------           --------

Expected tax at 35%          $ (4,850)          $ (7,278)          $(28,135)
Increase in valuation
 allowance                      4,850              7,278             28,135
                             --------           --------           --------
Income tax provision         $     --           $     --           $     --
                             ========           ========           ========

Significant components of the Company's deferred income tax assets are as follows:

                                                June 30,           June 30,
                                                  2009               2008
                                                --------           --------

Net operating loss carryforwords                $ 28,135           $ 23,286
Valuation allowance                              (28,135)           (23,286)
                                                --------           --------
Net deferred tax assets                         $     --           $     --
                                                ========           ========

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $28,135 at June 30, 2009 attributable to the future utilization of the net operating loss carryforwards of $80,387 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $80,387 net operating loss carryforward expires $12 in year 2024, $16,967 in year 2025, $20,385 in year 2026, $8,372 in year 2027, $20,795 in year 2028, and $13,856 in year 2029.

Current United States income tax laws limit the amount of loss available to offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

6. COMMITMENTS AND CONTINGENCIES

Rental agreement - The Company has been using office space provided by an officer and director at no cost to the Company.

SHADOW MARKETING INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009
--------------------------------------------------------------------------------

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

7. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2009 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

ASSESSMENT OF EFFECTIVENESS OF CONTROLS

As of our fiscal year ended June 30, 2009, our management has concluded that our internal control over financial reporting is effective. Our management is not aware of any material weakness in our internal control over financial reporting.

LIMITATIONS OF REPORT

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

CONCLUSIONS

Based on his evaluation of our controls, our chief executive officer and chief accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have been materially affected, or are reasonably likely to affect our internal controls.

ITEM 9B: OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

DIRECTORS:

Name of Director                 Age
----------------                 ---

Greg Fedun                       41
Christopher Paterson             43

EXECUTIVE OFFICERS:

Name of Officer                  Age                 Office
---------------                  ---                 ------

Greg Fedun                       41             President and C.E.O.
Christopher Paterson             43             Secretary and Treasurer

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
(Secretary, treasurer and director)

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended June 30, 2009, 2008 and 2007:

                              ANNUAL COMPENSATION

                                                               Restricted
                                                      Other      Stock      Options/      LTIP        Other
Name            Title       Year     Salary   Bonus   Comp.     Awarded      SARs(#)    Payouts($)    Comp.
----            -----       ----     ------   -----   -----     -------      -------    ----------    -----
Greg          President     2009       $0       0       0          0           0            0          0
Fedun         CEO &         2008       $0       0       0          0           0            0          0
              Dir           2007       $0       0       0          0           0            0          0

Chris         Sec.          2009       $0       0       0          0           0            0          0
Paterson      Tres. &       2008       $0       0       0          0           0            0          0
              Dir           2007       $0       0       0          0           0            0          0

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

                                                    Amount of
Title of          Name and address                  beneficial         Percent
 Class          of beneficial owner                 ownership         of class
 -----          -------------------                 ---------         --------

Common         Greg Fedun                           2,000,000          26.86%
               President and Director

Common         Christopher Paterson                 2,000,000          26.86%
Stock          Director, Secretary
               And Treasurer

Common         All Officers and Directors           4,000,000          53.72%
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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant, Michael T. Studer, C.P.A., P.C., rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                Fiscal year ended       Fiscal year ended
                                  June 30, 2009           June 30, 2008
                                  -------------           -------------

Audit fees                           $10,500                 $10,500
Audit-related fees                         0                       0
Tax fees                                   0                       0
All other fees                             0                       0

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q.

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

Shadow Marketing, Inc.


By /s/ Greg Fedun
  -----------------------------------
  Greg Fedun
  President, CEO & Director
  Date: September 9, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Greg Fedun
  -----------------------------------
  Greg Fedun
  President, CEO & Director
  Date: September 9, 2009


By /s/ Christopher Paterson
  -----------------------------------
  Christopher Paterson
  Secretary, Treasurer and Director
  Date: September 9, 2009