Form 10-Q
period 2009-09-30
Itokk, Inc.
filed 2009-11-16
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended September 30, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period ______________ to ______________

                        Commission File Number 000-52278


                                   ITOKK, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                26-1281852
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

   440 North Wolfe Road, Sunnyvale, CA                             94085
(Address of principal executive offices)                         (Zip Code)

          Issuer's telephone number, including area code: 408-419-1719

                              Shadow Marketing Inc.
                             17365 S.W. 13th Street
                          Pembroke Pines, Florida 33029
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                  Itokk, Inc. (formerly Shadow Marketing Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                   September 30,        June 30,
                                                                       2009               2009
                                                                     --------           --------
                                                                    (Unaudited)
                                       ASSETS

CURRENT ASSETS
  Cash                                                               $  3,392           $    122
                                                                     --------           --------

TOTAL ASSETS                                                         $  3,392           $    122
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                           $  7,150           $ 13,150
  Due to related party                                                 63,819             42,859
                                                                     --------           --------

TOTAL CURRENT LIABILITIES                                              70,969             56,009
                                                                     --------           --------
STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value
    Authorized: 200,000,000 shares
    Issued and outstanding:
    7,445,000 at September 30, 2009 and June 30, 2009                   7,445              7,445
  Additional paid-in capital                                           17,055             17,055
  Deficit accumulated during the development stage                    (92,077)           (80,387)
                                                                     --------           --------

TOTAL STOCKHOLDERS' DEFICIT                                           (67,577)           (55,887)
                                                                     --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  3,392           $    122
                                                                     ========           ========


                 The accompanying notes are an integral part of
                       these interim financial statements

                  Itokk, Inc. (formerly Shadow Marketing Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                               From
                                                         Three Months Ended             September 19, 2003
                                                             September 30,                (Inception) to
                                                   ---------------------------------       September 30,
                                                      2009                  2008               2009
                                                   -----------           -----------        -----------
REVENUE
  Advertising revenue                              $        --           $        --        $       576
                                                   -----------           -----------        -----------

TOTAL REVENUE                                               --                    --                576
                                                   -----------           -----------        -----------

EXPENSES
  Magazine publication costs                                --                    --             16,755
  General and administrative                            11,690                 1,793             75,898
                                                   -----------           -----------        -----------

TOTAL COSTS AND EXPENSES                                11,690                 1,793             92,653
                                                   -----------           -----------        -----------

NET LOSS                                           $   (11,690)               (1,793)       $   (92,077)
                                                   ===========           ===========        ===========

NET LOSS
  Basic and diluted                                $     (0.00)                (0.00)
                                                   ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
  Basic and diluted                                  7,445,000             7,445,000
                                                   ===========           ===========


                 The accompanying notes are an integral part of
                       these interim financial statements

                  Itokk, Inc. (formerly Shadow Marketing Inc. )
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                 From
                                                               Three Months Ended         September 19, 2003
                                                                  September 30,             (Inception) to
                                                            ------------------------         September 30,
                                                              2009            2008               2009
                                                            --------        --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(11,690)       $ (1,793)          $(92,077)
  Changes in operating assets and liabilities:
    Accounts payable and accrued liabilities                  (6,000)         (4,500)             7,150
                                                            --------        --------           --------

NET CASH USED FOR OPERATING ACTIVITIES                       (17,690)         (6,293)           (84,927)
                                                            --------        --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from related party                                    20,960          10,000             63,819
  Proceeds from sales of common stock                             --              --             24,500
                                                            --------        --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     20,960          10,000             88,319
                                                            --------        --------           --------

INCREASE IN CASH                                               3,270           3,707              3,392

CASH, BEGINNING                                                  122             558                 --
                                                            --------        --------           --------

CASH, ENDING                                                $  3,392        $  4,265           $  3,392
                                                            ========        ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                             $     --        $     --           $     --
                                                            ========        ========           ========

  Income taxes paid                                         $     --        $     --           $     --
                                                            ========        ========           ========


                 The accompanying notes are an integral part of
                       these interim financial statements

1. ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited financial statements included on Form 10-K of the Company for the year ended June 30, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2009, included in the Company's annual report on Form 10-K.

RECENTLY ADOPTED ACCOUNTING GUIDANCE

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board ("FASB") on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We completed no business combinations since July 1, 2009 and the adoption of the new guidance did not have an impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have an impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have an impact on our financial statements.

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance will not have an impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance will not have an impact on our financial statements.

2. SUBSEQUENT EVENTS

NAME CHANGE

On October 5, 2009, the Company changed its name to Itokk, Inc.

CAPITAL STOCK

On October 5, 2009, the Company's authorized capital changed to include 1,000,000 preferred shares. The classes, series, voting powers and restrictions on these preferred shares have not been determined or authorized by the Company's board of directors.

On September 14, 2009, the Company approved an 8.5 to 1 forward-split of their common stock for shareholders of record on that date. The split was effective on October 28, 2009.

ACQUISITION OF LICENSING AGREEMENT

On September 14, 2009, the Company entered into a licensing agreement with Packetera Communications Inc. ("Packetera"), a private Canadian company, whereby the Company agreed to issue 30,600,000 post forward-split shares of their common stock in exchange for Packetera granting to the Company an exclusive worldwide 75 year license to use, sell, market, distribute and sublicense various products and services owned by Packetera. The acquisition was effective on October 28, 2009 and the results of the transaction have been presented in the following pro forma balance sheet:

                                                       September 30,                                      Combined
                                                           2009              Pro Forma Adjustments        Pro Forma
                                                         --------         --------------------------     -----------
ASSETS

CURRENT ASSETS
  Cash                                                   $  3,392         $       --        $     --     $     3,392
  Intellectual property                                        --    (a)   2,000,000              --       2,000,000
                                                         --------         ----------        --------     -----------
TOTAL ASSETS                                             $  3,392         $2,000,000        $     --     $ 2,003,392

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities               $  7,150         $       --        $     --     $     7,150
  Due to related party                                     63,819                 --              --          63,819
                                                         --------         ----------        --------     -----------
TOTAL CURRENT LIABILITIES                                  70,969                 --              --          70,969
                                                         --------         ----------        --------     -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value                            7,445    (a)      30,600   (b)    (4,000)         34,045
  Additional paid-in capital                               17,055    (a)   1,969,400   (b)     4,000       1,990,455
  Deficit accumulated during the development stage        (92,077)                --              --         (92,077)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (67,577)         2,000,000              --       1,932,423
                                                         --------         ----------        --------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $  3,392         $2,000,000        $     --     $ 2,003,392
                                                         ========         ==========        ========     ===========

----------
(a) On October 28, 2009, the Company issued 30,600,000 shares of its common stock to Packetera pursuant to a licensing agreement valued at $2,000,000.

(b) On October 28, 2009, two officers of Itokk each cancelled 17,000,000 shares of the Company's common stock (34,000,000 shares were cancelled in total).

Management has evaluated all activity of the Company through November 13, 2009 (the issue date of the financial statements) and concluded that no subsequent events (other than the subsequent events disclosed above) have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our plan of operation for the twelve months following the date of this report is to expand our business operations by:

     * executing additional reseller agreements pursuant to which third parties will market our products and services to end-users;
     *    assembling an integration team to aid and assist resellers;
     * assembling a call center support team to answer reseller and end-user inquiries;
     * conducting a marketing plan to secure additional resellers and customers; and
     * pursuing research and development initiatives to complete certain products in the development stage and to generate proposals for potential new products.

In order to execute additional reseller agreements, we plan to have our management travel extensively in order to introduce our products and services to telecommunications companies, cable companies, Internet service providers, VOIP service providers and marketing organizations throughout North America and Europe. Our C.E.O., Kevin Penstock, will be primarily responsible for initiating new contacts in North America, while Carmelo D'Anzi, our vice-president of business development, will initiate new contacts in Europe. Our goal is to execute and maintain a minimum of 17 new, active resellers within the next 12 months. We intend to commence this marketing effort immediately and anticipate that it will be ongoing throughout the next 12 month period.

Our management will also oversee the assembly of the integration and call center support teams. This will primarily involve hiring and training personnel to aid and assist resellers in their efforts to sell our products to their customers and to answer any questions from either the resellers or their customers. We expect to hire 12 client and customer support personnel in the next 12 months. The timing of the expansion of these teams will depend on our ability to raise funding to cover labor and related overhead expense.

Our marketing efforts will consist of a mix of new social and media viral marketing via the Internet sustained by channel marketing through our resellers.

In order to pursue new product development, such as our Softphone suite, extended Callback products and services, as well as to research new VoIP technologies, we intend to retain software developers. Our C.E.O., Kevin Penstock, and our vice-president of research and development, Ioannis

Karamitsos, Ph.D., will oversee the training and management of these employees. We intend to expand our research and development efforts by retaining five technical staff in Vancouver and another 30 developers in India, with an initial recruitment of five employees. The timing of the expansion of these teams will depend on our ability to raise funding to cover labor and related overhead expense.

In order to achieve the preceding objectives, we anticipate incurring the following approximate costs:

                 Management wages:                  $  915,000
                 Operations and overhead:           $1,268,000
                 Research and development:          $  402,000
                 Marketing:                         $  528,000
                                                    ----------
                 TOTAL:                             $3,113,000
                                                    ==========

Of this amount, we expect that in order to achieve our objectives, we will require these funds on a per quarter basis approximately as follows:

                 Quarter 1:                         $  256,000
                 Quarter 2:                         $  630,000
                 Quarter 3:                         $1,013,000
                 Quarter 4:                         $1,214,000
                                                    ----------
                 TOTAL:                             $3,113,000
                                                    ==========

As well, we anticipate spending an additional $100,000 on administrative costs such as accounting and auditing fees, legal fees and fees payable in connection with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be approximately $3,213,000. Our ability to meet these objectives in the time frames indicated will be dependent on our ability to generate revenue from operations and to raise sufficient additional capital to expand operations. If we are unable to generate sufficient revenue or raise financing as required, we will delay our expansion of operations as necessary.

SOURCES AND USES OF CASH

At September 30, 2009, our current assets consisted of $3,392 in cash. Accordingly, we will have to raise additional funds in the next twelve months in order to cover our anticipated administrative costs and costs of expanding our operations as outlined above. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. Any private placement of our common stock could result in substantial dilution to existing shareholders.

We have and will continue to seek to obtain short-term loans from our directors, although no future arrangements for additional loans have been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

EVENTS, TRENDS AND UNCERTAINTIES

The development of our business will depend upon our ability to attract resellers and customers for our VOIP and related products and services. Our ability to generate revenue may be affected by events and trends such as general economic conditions, technological advances and competing products from existing and new companies in the same business.

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended September 30, 2009. We incurred operating expenses in the amount of $11,690 for the period consisting entirely of general and administrative costs.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by Kevin Penstock, our chief executive officer and principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, Kevin Penstock, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

                           PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 28, 2009, we issued 30,600,000 shares of our common stock to Packetera Communications Inc. ("Packetera") pursuant to a licensing agreement whereby we acquired an exclusive worldwide 75 year license to use, sell, market, distribute and/or sublicense various products and services owned by Packetera.

We issued these shares pursuant to Section 4(2) of the Securities Act of 1933. We were able to rely upon this exemption since this issuance does not constitute a public offering of our shares.

In connection with this issuance, the principal of Packetera, Kevin Penstock was provided with access to all material aspects of the company, including the business, management, offering details, risk factors and financial statements. He also represented to us that he was acquiring the shares as principal for his own account with investment intent. He also represented that he was sophisticated, having prior investment experience and having adequate and reasonable opportunity and access to any corporate information necessary to make an informed decision. This issuance of securities was not accompanied by general advertisement or general solicitation. The shares were issued with a Rule 144 restrictive legend.

In connection with the completion of the aforementioned licensing agreement, we agreed to split our common stock such that every share of pre-split stock was exchange for 8.5 post-split shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 14, 2009, the following actions were authorized by our Board of Directors and approved by the written consent of stockholders of the company holding 4,000,000 shares, representing a majority of the shares of our outstanding common stock:

     (1) to amendment and restate our Articles of Incorporation to change the name of the Company from Shadow Marketing, Inc. to Itokk, Inc.;
     (2) to amend and restate our Articles of Incorporation to change our authorized capital to include 1,000,000 shares of preferred stock and that the Company vest authority in the board of directors to prescribe the classes, series and the number of each class or series of stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of stock; and
     (3) to approve a 8.5-for-1 forward-split of our common stock issued and outstanding, such that every current shareholder of the Company's common stock shall be issued 8.5 shares of the Company's $0.001 par value common voting stock in exchange for every one share of the Company's $0.001 par value common voting stock held as of the record date, with fractional shares being rounded up to the next whole share. The number of authorized shares of common stock will be unchanged (200,000,000).

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

We filed the following current reports on Form 8-K during the three-month period ended September 30, 2009, and subsequent thereto:

       Date of Filing                       Subject of Filing
       --------------                       -----------------

     September 14, 2009        Entry into a licensing agreement with Packetera
                               Communications Inc.

     September 22, 2009        Change of auditor

     October 28, 2009          Completion of licensing agreement with Packetera
                               Communications Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 16, 2009

ITOKK, INC.


/s/ Kevin Penstock
-------------------------------------
Kevin Penstock, President,
Chief Executive Officer,
Principal Accounting Officer
and Principal Financial Officer