Form 10-Q
period 2009-12-31
Itokk, Inc.
filed 2010-02-12
CIK 1343750

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the period ended December 31, 2009

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange
    Act of 1934

            For the transition period _____________ to _____________

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

                                   ITOKK, INC.
                        (formerly Shadow Marketing Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                            (Expressed in US Dollars)

                                                                 December 31,            June 30,
                                                                    2009                  2009
                                                                 -----------           -----------
                                                                 (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $    20,081           $       122
                                                                 -----------           -----------
TOTAL CURRENT ASSETS                                                  20,081                   122

License                                                            2,000,000                    --
                                                                 -----------           -----------

TOTAL ASSETS                                                     $ 2,020,081           $       122
                                                                 ===========           ===========

                                   LIABILITIES

CURRENT LIABILITIES
  Accounts payable                                               $    11,288           $     7,150
  Accrued liabilities                                                  1,120                 6,000
  Loan payable                                                        63,000                42,859
  Due to related parties                                              71,314                    --
                                                                 -----------           -----------
TOTAL CURRENT LIABILITIES                                            146,722                56,009
                                                                 -----------           -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.001 par value
    Authorized: 1,000,000 shares,
    Issued and outstanding:
      none at December 31, 2009 and June 30, 2009
  Common stock, $0.001 par value
    Authorized: 200,000,000 shares
    Issued and outstanding:
      59,882,500 and 63,282,500 at December 31, 2009
       and June 30, 2009, respectively                                59,883                63,283
  Additional paid-in capital                                       1,964,617               (38,783)
  Deficit accumulated during the development stage                  (151,141)              (80,387)
                                                                 -----------           -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                               1,873,359               (55,887)
                                                                 -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $ 2,020,081           $       122
                                                                 ===========           ===========


                 The accompanying notes are an integral part of
                       these interim financial statements

                                   ITOKK, INC.
                        (formerly Shadow Marketing Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                            (Expressed in US Dollars)
                                   (Unaudited)

                                                                                                              From
                                                                                                        September 19, 2003
                                              Three Months Ended                Six Months Ended         (Inception) to
                                              December 31, 2009                December 31, 2009           December 31,
                                            2009             2008           2009              2008             2009
                                        ------------     ------------   ------------      ------------     ------------
REVENUE
  Advertising revenue                   $         --     $         --   $         --      $         --     $        576
                                        ------------     ------------   ------------      ------------     ------------
TOTAL REVENUE                                     --               --             --                --              576
                                        ------------     ------------   ------------      ------------     ------------
EXPENSES
  Consulting fees                             20,970               --         20,970                --           20,970
  General, office and administrative          34,281            2,717         45,971             4,510          110,179
  License fees                                 3,813               --          3,813                --            3,813
  Magazine publication costs                      --               --             --                --           16,755
                                        ------------     ------------   ------------      ------------     ------------
TOTAL EXPENSES                                59,064            2,717         70,754             4,510          151,717
                                        ------------     ------------   ------------      ------------     ------------

NET LOSS                                $    (59,064)    $     (2,717)  $    (70,754)     $     (4,510)    $   (151,141)
                                        ============     ============   ============      ============     ============

NET LOSS PER SHARE
  Basic and diluted                     $      (0.00)    $      (0.00)  $      (0.00)     $      (0.00)
                                        ============     ============   ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
  Basic and diluted                       61,028,152       62,155,326     63,282,500        63,282,500
                                        ============     ============   ============      ============


                 The accompanying notes are an integral part of
                       these interim financial statements

                                   ITOKK, INC.
                        (formerly Shadow Marketing Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                            (Expressed in US Dollars)
                                   (Unaudited)

                                                                                                  From
                                                                                            September 19, 2003
                                                                    Six Months Ended         (Inception) to
                                                                   December 31, 2009           December 31,
                                                                2009              2008             2009
                                                            -----------       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $   (70,754)      $    (4,510)     $  (151,141)
  Changes in operating assets and liabilities:
    Accounts payable                                              4,138            (4,580)          11,288
    Accrued liabilities                                          (4,880)               --            1,120
                                                            -----------       -----------      -----------
NET CASH USED FOR OPERATING ACTIVITIES                          (71,496)           (9,090)        (138,733)
                                                            -----------       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Due to related parties                                         71,314                --           71,314
  Loan payable                                                   20,141            10,850           63,000
  Proceeds from sales of common stock                                --                --           24,500
                                                            -----------       -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        91,455            10,850          158,814
                                                            -----------       -----------      -----------
INCREASE IN CASH                                                 19,959             1,760           20,081

CASH, BEGINNING                                                     122               558               --
                                                            -----------       -----------      -----------

CASH, ENDING                                                $    20,081       $     2,318      $    20,081
                                                            ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
  Taxes                                                     $        --       $        --      $        --
  Interest                                                  $        --       $        --      $        --
                                                            ===========       ===========      ===========
Non-cash financing transactions:
  Common stock issued for license                           $ 2,000,000       $        --      $ 2,000,000
                                                            ===========       ===========      ===========


                 The accompanying notes are an integral part of
                       these interim financial statements

                                   ITOKK, INC.
                        (formerly Shadow Marketing Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2009
                                   (Unaudited)


1. ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

ORGANIZATION AND BUSINESS OPERATIONS

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the audited financial statements included on Form 10-K of the Company for the year ended June 30, 2009. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended June 30, 2009, included in the Company's annual report on Form 10-K.

On October 5, 2009, the Company changed its name to Itokk, Inc. (the "Company"). On October 12, 2009, Itokk Communications Inc. ("Communications"), a 100% owned subsidiary, was incorporated in the State of Nevada.

On October 28, 2009, the Company acquired an exclusive worldwide 75 year license to use, sell, market, distribute and sublicense various telecommunications products.

Management evaluated all activity of the Company between the end of the period December 31, 2009 through February 11, 2010 when the financial statements were issued and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RECENTLY ADOPTED ACCOUNTING GUIDANCE

We reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

3. LICENSE

On October 28, 2009, the Company entered into a licensing agreement with Packetera Communications Inc. ("Packetera"), a private Canadian company, whereby the Company agreed to issue 30,600,000 post forward-split shares of its common stock in exchange for Packetera granting to the Company an exclusive worldwide 75 year license to use, sell, market, distribute and sublicense various products and services owned by Packetera, including an application programming interface for voice-over-Internet protocol ("VOIP"). The fair value of the license was determined to be $2,000,000.

                                   ITOKK, INC.
                        (formerly Shadow Marketing Inc.)
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 2009
                                   (Unaudited)


4. LOAN PAYABLE

At December 31, 2009, the Company had a loan payable in the amount of $63,000. This loan is unsecured, bears no interest and has no fixed terms of repayment.

5. DUE TO RELATED PARTY

At December 31, 2009 and June 30, 2009, the Company had advances payable of $68,909 and $42,859, respectively. These advances are payable to a former director. These advances are unsecured, bear no interest and have no fixed terms of repayment.

At December 31, 2009, the Company was indebted to a company controlled by a director in the amount of $2,405. This debt is unsecured, bears no interest and has no fixed terms of repayment. During the six months ended December 31, 2009, the Company paid or accrued a total of $44,800 in rent, administration, consulting, telecommunications, license fees and travel to this company.

6. CAPITAL STOCK

On October 5, 2009, the Company authorized 1,000,000 preferred shares to be issued with a par value of $0.001. The classes, series, voting powers and restrictions on these preferred shares have not been determined by the Company's board of directors.

On October 28, 2009, the Company completed an 8.5 to 1 forward-split of its common stock for shareholders of record on that date.

On October 28, 2009, the Company issued 30,600,000 shares of its post split common stock pursuant to a licensing agreement valued at $2,000,000 (Note 4).

On October 28, 2009, two officers of the Company each cancelled 17,000,000 post split shares of the Company's common stock.

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

In order to complete existing new product development, such as our Softphone suite, and Itokk social, a social VOIP for web communities, as well as to design new products, we intend to retain software developers. Our C.E.O., Kevin Penstock, and our vice-president of research and development, Ioannis Karamitsos, Ph.D., will oversee the training and management of these employees.

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

SOURCES AND USES OF CASH

At December 31, 2009, our current assets consisted of $20,081 in cash. Accordingly, we will have to raise additional funds in the next twelve months in order to cover our anticipated administrative costs and costs of expanding our operations as outlined above. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. Any private placement of our common stock could result in substantial dilution to existing shareholders.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three-month period ended December 31, 2009. We incurred operating expenses in the amount of $59,064 for the period consisting entirely of general and administrative costs.

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

We filed the following current reports on Form 8-K during the three-month period ended December 31, 2009, and subsequent thereto:

      Date of Filing                       Subject of Filing
      --------------                       -----------------

      October 28, 2009       Completion of licensing agreement with Packetera
                             Communications Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2010

ITOKK, INC.


/s/ Kevin Penstock
--------------------------------
Kevin Penstock, President,
Chief Executive Officer,
Principal Accounting Officer and
Principal Financial Officer